Form 10-Q
period 2007-06-30
FSP PHOENIX TOWER CORP
filed 2007-08-10
CIK 1354309

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 2007.

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _________ to __________.

                        Commission File Number: 000-52559


                             FSP Phoenix Tower Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                   20-3965390
    -------------------------------                      -------------
    (State or other jurisdiction of                      (IRS Employer
     incorporation or organization)                   Identification No.)

                         401 Edgewater Place, Suite 200
                            Wakefield, MA 01880-6210
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)


                                 (781) 557-1300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      YES |_|     NO |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer |_|  Accelerated Filer |_|  Non-Accelerated Filer |X|


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

      YES |_|     NO |X|

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 1,050 each as of August 10, 2007.

                             FSP Phoenix Tower Corp.

                                    Form 10-Q

                                Quarterly Report
                                  June 30, 2007

                                Table of Contents
                                                                            Page
                                                                            ----
Part I.  Financial Information

         Item 1. Financial Statements

         Balance Sheets as of June 30, 2007 and December 31, 2006........      2

         Statements of Operations for the three months ended June 30, 2007 and 2006, for the six months ended June 30, 2007 and for the period February 22, 2006 (date operations commenced) to
         June 30, 2006 ..................................................      3

         Statements of Cash Flows for the six months ended June 30, 2007 and for the period February 22, 2006 (date operations commenced)
         to June 30, 2006................................................      4

         Notes to Financial Statements...................................    5-7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................   8-12

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk............................................     12

         Item 4.  Controls and Procedures................................     12


Part II. Other Information

         Item 1.  Legal Proceedings.......................................    13

         Item 1A. Risk Factors ........................................... 13-18

         Item 2.  Unregistered Sales of Equity Securities and
                  Use of Proceeds.........................................    19

         Item 3.  Defaults Upon Senior Securities.........................    19

         Item 4.  Submission of Matters to a Vote of Security Holders.....    19

         Item 5.  Other Information.......................................    19

         Item 6.  Exhibits................................................    19

Signatures ...............................................................    20

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             FSP Phoenix Tower Corp.
                                     Balance
                                     Sheets
                                   (Unaudited)

                                                                            June 30,      December 31,
(in thousands, except shares and par value amounts)                           2007            2006
======================================================================================================

Assets:

Real estate investments, at cost:
     Land                                                                   $  3,300       $  3,300
     Buildings and improvements                                               69,526         68,042
     Furniture and fixtures                                                       42              9
------------------------------------------------------------------------------------------------------
                                                                              72,868         71,351

     Less accumulated depreciation                                             2,356          1,466
------------------------------------------------------------------------------------------------------

Real estate investments, net                                                  70,512         69,885

Acquired real estate leases, net of accumulated amortization
     of $1,781 and $1,148, respectively                                        2,685          3,368
Acquired favorable real estate leases, net of accumulated
     amortization of $768 and $482, respectively                                 800          1,086
Cash and cash equivalents                                                     16,600         18,836
Tenant rent receivable                                                           477            652
Step rent receivable                                                             418            339
Deferred leasing costs, net of accumulated amortization of
     $41 and $22, respectively                                                   213            167
Prepaid expenses and other assets                                                214            132
------------------------------------------------------------------------------------------------------

     Total assets                                                           $ 91,919       $ 94,465
======================================================================================================

Liabilities and Stockholders' Equity:

Liabilities:
Accounts payable and accrued expenses                                       $  3,275       $  3,679
Tenant security deposits                                                         146            145
Acquired unfavorable real estate leases, net of accumulated
     amortization of $176 and $115, respectively                                 650            711
------------------------------------------------------------------------------------------------------

     Total liabilities                                                         4,071          4,535
------------------------------------------------------------------------------------------------------

Commitments and Contingencies:                                                    --             --

Stockholders' Equity:
     Preferred Stock, $.01 par value, 1,050 shares authorized,
        issued and outstanding at June 30, 2007 and December 31, 2006,            --             --
        aggregate liquidation preference $105,000

     Common Stock, $.01 par value, 1 share authorized,
        issued and outstanding                                                    --             --
     Additional paid-in capital                                               96,188         96,188
     Retained deficit and distributions in excess of earnings                 (8,340)        (6,258)
------------------------------------------------------------------------------------------------------

     Total Stockholders' Equity                                               87,848         89,930
------------------------------------------------------------------------------------------------------

     Total Liabilities and Stockholders' Equity                             $ 91,919       $ 94,465
======================================================================================================
                                                       See accompanying notes to financial statements.

                             FSP Phoenix Tower Corp.
                            Statements of Operations
                                   (Unaudited)

                                                                                           For the       For the Period
                                                                       For the            Six Months   February 22, 2006
                                                                 Three Months Ended         Ended       (date operations
                                                                      June 30,             June 30,      commenced) to
(in thousands, except shares and per share amounts)              2007          2006          2007        June 30, 2006
========================================================================================================================

Revenues:
     Rental                                                   $   3,508     $   3,585     $   7,160        $   4,884
------------------------------------------------------------------------------------------------------------------------

        Total revenue                                             3,508         3,585         7,160            4,884
------------------------------------------------------------------------------------------------------------------------

Expenses:

     Rental operating expenses                                    1,412         1,506         2,709            1,918
     Real estate taxes and insurance                                552           397         1,052              545
     Depreciation and amortization                                  776           767         1,592            1,063
     Interest                                                        --         3,696            --            5,856
------------------------------------------------------------------------------------------------------------------------

       Total expenses                                             2,740         6,366         5,353            9,382
------------------------------------------------------------------------------------------------------------------------

Net income (loss) before interest income                            768        (2,781)        1,807           (4,498)

Interest income                                                     194            86           409               95
------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                   962        (2,695)        2,216           (4,403)

Distributions paid to common stockholder                             --           401            --              401
------------------------------------------------------------------------------------------------------------------------

Net income (loss) attributable to preferred stockholders      $     962     $  (3,096)    $   2,216        $  (4,804)
========================================================================================================================

Weighted average number of preferred shares outstanding,
     basic and diluted                                         1,050.00        554.00      1,050.00           543.00
========================================================================================================================

Net income (loss) per preferred share, basic and diluted      $     916     $  (5,588)    $   2,110        $  (8,847)
========================================================================================================================
                                                                          See accompanying notes to financial statements.

                             FSP Phoenix Tower Corp.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                   For the Period
                                                                                                  February 22, 2006
                                                                                 For the          (date operations
                                                                             Six Months Ended       commenced) to
(in thousands)                                                                June 30, 2007         June 30, 2006
===================================================================================================================

Cash flows from operating activities:
     Net income (loss)                                                           $  2,216             $ (4,403)
     Adjustments to reconcile net income (loss) to net cash
          provided by (used for) operating activities:
                Depreciation and amortization                                       1,592                1,063
                Amortization of favorable real estate leases                          286                  131
                Amortization of unfavorable real estate leases                        (61)                 (82)
           Changes in operating assets and liabilities:
                Tenant rent receivable                                                175                 (420)
                Step rent receivable                                                  (79)                (177)
                Prepaid expenses and other assets                                     (82)                (107)
                Accounts payable and accrued expenses                                (595)               1,717
                Tenant security deposits                                                1                  125
                Payment of deferred leasing costs                                     (29)                (137)
-------------------------------------------------------------------------------------------------------------------

                       Net cash provided by (used for) operating activities         3,424               (2,290)
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchase of real estate assets                                                (1,362)             (70,144)
     Purchase of acquired real estate lease                                            --               (4,516)
     Purchase of acquired favorable/unfavorable real estate leases                     --                 (742)
-------------------------------------------------------------------------------------------------------------------

                       Net cash used for investing activities                      (1,362)             (75,402)
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Proceeds from sale of company stock                                               --               84,360
     Syndication costs                                                                 --               (6,748)
     Distributions to stockholders                                                 (4,298)                (401)
     Proceeds from long-term debt                                                      --               74,500
     Principal payments on long-term debt                                              --              (64,955)
-------------------------------------------------------------------------------------------------------------------

                       Net cash provided by (used for) financing activities        (4,298)              86,756
-------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                               (2,236)               9,064

Cash and cash equivalents, beginning of period                                     18,836                   --
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                         $ 16,600             $  9,064
===================================================================================================================

Supplemental disclosure of cash flow information:

Cash paid for:
     Interest                                                                    $     --             $  5,856

Disclosure of non-cash operating activities:
     Accrued costs for deferred leasing costs                                    $     36             $     --

Disclosure of non-cash investing activities:
     Accrued costs for purchase of real estate assets                            $    854             $    367

                                                               See accompanying notes to financial statements.

                             FSP Phoenix Tower Corp.
                          Notes to Financial Statements
                                   (Unaudited)

1. Organization, Properties, Basis of Presentation and Recent Accounting Pronouncements

Organization

FSP Phoenix Tower Corp. (the "Company") was organized on December 20, 2005 as a corporation under the laws of the State of Delaware to purchase, own, operate, improve, and reposition a thirty-four story mulit-tenant office building containing approximately 629,054 rentable square feet of space located on approximately 2.1 acres of land in Houston, Texas (the "Property"). The Company acquired the Property and commenced operations on February 22, 2006.

Basis of Presentation

The unaudited financial statements of the Company include all the accounts of the Company. These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's General Form for Registration of Securities on Form 10, as amended, for the period from February 22, 2006 (date operations commenced) to December 31, 2006, as filed with the Securities and Exchange Commission ("SEC"). Results of operations and cash flows presented for 2006 are from February 22, 2006 (date operations commenced) to June 30, 2006.

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any other period.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company's financial position, operations or cash flow.

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. The guidance is effective for periods beginning after December 15, 2006. The adoption of this standard did not have a material impact on the Company's financial position, operations or cash flow.

2.    Income Taxes

The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally is entitled to a tax deduction for dividends paid to its stockholders, thereby effectively subjecting the distributed net income of the Company to taxation at the shareholder level only. The Company must comply with a variety of restrictions to maintain its status as a REIT. These restrictions include the type of income it can earn, the type of assets it can hold, the number of stockholders it can have and the concentration of their ownership, and the amount of the Company's income that must be distributed annually.

                             FSP Phoenix Tower Corp.
                          Notes to Financial Statements
                                   (Unaudited)

2.    Income Taxes (continued)

The Company's adoption of the provisions of FIN 48 effective January 1, 2007 did not result in recording a liability, nor was any accrued interest and penalties recognized with the adoption of FIN 48. Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future. The Company's effective tax rate was not affected by the adoption of FIN
48. The Company files income tax returns in the U.S. federal jurisdiction and State of Texas jurisdiction. The statute of limitations for the Company's income tax returns is generally three years and as such, the Company's returns that remain subject to examination would be primarily from 2006 and thereafter.

3.    Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street Properties Corp. ("Franklin Street") and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively "FSP"). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the six months ended June 30, 2007 and the period from February 22, 2006 (date operations commenced) to June 30, 2006, which we refer to as the Period, management fees paid were $73,000 and $44,000, respectively.

Franklin Street is the sole holder of the Company's one share of common stock, $.01 par value per share (the "Common Stock"), that is issued and outstanding. Between March 2006 and September 2006, FSP Investments LLC (member, FINRA and
SIPC), a wholly-owned subsidiary of Franklin Street, completed the sale on a best efforts basis of 1,050 shares of preferred stock, $.01 par value per share (the "Preferred Stock") in the Company. FSP Investments LLC sold the Preferred Stock in a private placement offering to "accredited investors" within the meaning of Regulation D under the Securities Act of 1933. Subsequent to the completion of the placement of the Preferred Stock in September 2006, Franklin Street was not and is not currently entitled to share in earnings or any related dividend of the Company.

The related party transactions described below are not expected to impact the Company's results of operations, financial position, or liquidity for fiscal year 2007 or for future periods.

The Company paid acquisition fees of $422,000 and other offering costs of $363,000 for the Period to FSP. Such fees were included in the cost of the real estate. The Company also paid organizational costs of $40,000 to FSP for the Period which were expensed when incurred. No acquisition fees were paid to FSP in 2007 because the final closing of the sale of shares of Preferred Stock occurred in 2006.

The Company paid syndication fees consisting of $6,748,000 for the Period for services related to syndication of the Company's Preferred Stock, which were for its efforts to identify accredited investors and subsequently complete the sale of Preferred Stock to them. No syndication fees were paid to FSP in 2007 because the placement of Preferred Stock was completed in 2006.

During 2006, the Company borrowed and has subsequently repaid a note payable to FSP with an original principal amount of $74,500,000 and interest equal to the rate paid by FSP on its line of credit. The proceeds of the loan were used to acquire the Property. For the Period interest paid to FSP was $1,006,000. The average interest rate during the time the note payable was outstanding was 6.13%. No interest payments have been made since September 2006 because the note payable has been repaid.

The Company paid commitment fees of $4,850,000 for the Period to FSP for obtaining the first mortgage loan on the Property. Such amounts are included in interest expense in the financial statements. Subsequent to the completion of the final closing of the sale of shares of Preferred Stock, which occurred on September 22, 2006, no commitment fees were paid to FSP.

                             FSP Phoenix Tower Corp.
                          Notes to Financial Statements
                                   (Unaudited)

3.    Related Party Transactions (continued)

The Company made distributions to the holder of its common share of $401,000 for the Period relating to earnings of the Company prior to the completion of the offering of Preferred Stock. No distributions have been paid to Franklin Street as a common shareholder subsequent to the final closing of the sale of shares of the Preferred Stock, and Franklin Street is not currently entitled to share in any future earnings or any related distribution of the Company as a common shareholder. On September 22, 2006, Franklin Street purchased 48 shares of Preferred Stock (or approximately 4.6%), of the Company for $4,116,000. Prior to purchasing any shares of Preferred Stock, Franklin Street agreed to vote any shares held by it on any matter presented to the holders of Preferred Stock in a manner that approximates as closely as possible the votes cast in favor of and opposed to such matter by the holders of the Preferred Stock other than Franklin Street and its affiliates. For purposes of determining how Franklin Street votes its shares of Preferred Stock, abstentions and non-votes by stockholders other than Franklin Street are not considered.

4.    Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at June 30, 2007 and 2006.

5.    Segment Reporting

The Company operates in one industry segment - real estate ownership of commercial property. As of June 30, 2007 and 2006, the Company owned and operated the Property.

6.    Cash Distributions

The Company's declared and paid cash distributions were as follows:

                           Distributions Per   Distributions Per      Total
      Quarter Paid          Preferred Share      Common Share     Distributions
      ------------          ---------------      ------------     -------------

First quarter of 2006         $       --          $       --       $       --

Second quarter of 2006        $       --          $  401,000       $  401,000

First quarter of 2007         $    2,285          $       --       $2,399,250

Second quarter of 2007        $    1,809          $       --       $1,899,450

7.    Commitments and Contingencies

Through June 30, 2007, we entered into construction agreements with Haley-Greer, Inc for approximately $5.3 million of glass facade remediation in conjunction with the repositioning of the Property in the marketplace with completion projected for 2008.

8.    Subsequent Event

The Company declared a cash distribution of $1,751 per preferred share on July 20, 2007 to the holders of record of the Company's Preferred Stock on July 31, 2007, payable on August 20, 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our General Form for Registration of Securities on Form 10, as amended. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation changes in economic conditions in the market where we own the Property, risks of a lessening of demand for the type of real estate owned by us, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments. See the factors set forth below in Part II under the caption, Item 1A. "Risk Factors". Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

Overview

      The Company operates in one business segment, which is real estate operations, and owns a single property. Our real estate operations involve real estate rental operations, leasing services and property management services. The main factor that affects our real estate operations is the broad economic market conditions in the United States and, more specifically, the economic conditions in Houston, Texas, the relevant submarket. These market conditions affect the occupancy levels and the rent levels on both a national and local level. We have no influence on national or local market conditions.

      Our sole business is to own, operate, improve and reposition the Property and we do not intend to invest in or purchase any additional properties. We derive rental revenue from income paid to us by the tenants of the Property. Asset and property management services are provided by third parties.

      The Property was completed in 1984 and is a 34-story multi-tenant office building containing approximately 629,054 rentable square feet of space located on approximately 2.1 acres of land in Houston, Texas. The Property includes approximately 1,649 parking spaces located inside a glass-enclosed fully-integrated attached eight-level parking garage and approximately 17 on-site surface parking spaces. The Property also has the right to use approximately 190 additional uncovered off-site parking spaces at an adjacent property pursuant to a lease that expires on February 28, 2019.

Trends and Uncertainties
------------------------

      The largest tenant is Washington Mutual Bank, FA (successor in interest to Bank United by merger), or WAMU, which leases approximately 268,508 square feet (43%) of the Property's rentable space through February 2008. WAMU's right to renew a minimum of 150,000 square feet of its leased premises for ten years or two periods of five years expired without being exercised on February 28, 2007. In addition, WAMU has announced the opening of a new operations center in San Antonio, Texas. At this time, management cannot predict whether WAMU will continue to lease any portion of the Property following the expiration of its current lease term on February 29, 2008. It is difficult for management to predict what will happen to occupancy or rents after the expiration of the lease with WAMU or any other significant tenant because the need for space and the price tenants are willing to pay are tied to both the local economy and to the larger trends in the national economy, such as job growth, interest rates, and corporate earnings, which in turn are tied to even larger macroeconomic and political factors, such as volatility in energy pricing and the risk of terrorism. In addition to the difficulty of predicting macroeconomic factors, it is difficult to predict how our local market or tenants will suffer or benefit from changes in the larger economy. In addition, because the Property is in a single geographical market, these macroeconomic trends may have a different effect on the Property and on its tenants, many of which operate on a national level.

      Since its completion in 1984, the Property has competed within the office market in Houston, Texas. Management believes that the Property is still competitive with other office buildings, but that at approximately twenty years in age, the Property needs improvements in several important areas in order to maintain or enhance its prominent position in the marketplace. Accordingly, management has provided for a cash reserve in order to reposition the Property in the marketplace. The improvements include, but are not limited to, remediation of the glass facade and upgrades to the garage, ground floor lobby, ninth floor sky lobby and terrace, streetscape and landscape. If successful, management believes that such a repositioning could increase the value of the Property and lead to higher future rent and occupancy levels. To date, management has completed improvements to the garage facility, ninth floor sky terrace and many upgrades and enhancements to the Property's operating systems. The design and bidding phase of the glass facade remediation is completed and installation began in May of 2007 with completion projected for 2008. The design and bidding phases of the common area improvements (upgrades to the ground floor lobby, ninth floor sky lobby, streetscape and landscape) are nearly complete. The actual scope of such improvements will be finalized upon receipt and evaluation of the bids.

Critical Accounting Policies
----------------------------

      We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations in our General Form for Registration of Securities on Form 10, as amended.

      Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and assessments are consistently applied and produce financial information that fairly presents our results of operations.

      No changes to our critical accounting policies have occurred since the filing of Amendment No. 3 to our General Form for Registration of Securities on Form 10.

Results of Operations
---------------------

      The Company acquired the Property and commenced operations on February 22, 2006. As a result, the period from February 22, 2006 (date operations commenced) to June 30, 2006, (the "Period"), represented only approximately four months of operations, which are included in results of operations and cash flows. As of June 30, 2007, the Property was approximately 98% leased to a diverse group of tenants with staggered lease expirations. The largest tenant is WAMU, which leases approximately 268,508 square feet (43%) of the Property's rentable space through February of 2008. WAMU's right to renew a minimum of 150,000 square feet of its leased premises for ten years or two periods of five years expired without being exercised on February 28, 2007.

Comparison of the three months ended June 30, 2007 to the three months ended June 30, 2006.

      Revenue

      Total revenue decreased $0.1 million to $3.5 million for the three months ended June 30, 2007, as compared to $3.6 million for the three months ended June 30, 2006. This decrease was primarily due to a decrease of $0.1 million in recovery of expenses. The majority of the operating expenses, real estate taxes and insurance expenses represent amounts recoverable by the Company.

      Expenses

      Total expenses decreased approximately $3.7 million to $2.7 million for the three months ended June 30, 2007 as compared to $6.4 million for the three months ended June 30, 2006. This decrease was predominately attributable to a $3.7 million decrease in interest expense resulting from no interest expense in the three months ended in June 30, 2007 compared to $3.7 million of interest expense associated with the property loan for the three months ended June 30, 2006. The loan was used to purchase the Property in February 2006 and was repaid by proceeds from the sale of Preferred Stock, which was completed in September 2006.

Comparison of the six months ended June 30, 2007 to the Period.

      We acquired the Property and commenced operations on February 22, 2006 and the 2006 operations are for the period February 22, 2006 to June 30, 2006. Increases in rental revenues, operating expenses and real estate taxes and insurance for the six months ended June 30, 2007 as compared to the Period are primarily a result of the timing of the acquisition of the Property.

      Revenue

      Total revenue increased $2.3 million to $7.2 million for the six months ended June 30, 2007, as compared to $4.9 million for the Period. This increase was primarily due to an increase in scheduled rents of $1.9 million and an increase in recovery of expenses of $0.4 million with both increases resulting from six months of operations in 2007 compared to approximately four months of operations in 2006.

      Expenses

      Total expenses decreased approximately $4.0 million to $5.4 million for the six months ended June 30, 2007 as compared to $9.4 million for the Period. This decrease was predominately attributable to a $5.9 million decrease in interest expense resulting from no interest expense in the six months ended in June 30, 2007 compared to $5.9 million of interest expense associated with the property loan for the Period. The loan was used to purchase the Property in February 2006 and was repaid by proceeds from the sale of Preferred Stock, which was completed in September 2006. The decrease was offset by increases in operating expenses of $0.8 million, real estate taxes and insurance of $0.6 million, and depreciation and amortization expense of $0.5 million with all increases resulting from six months of operations in 2007 compared to approximately four months of operations in 2006.

Liquidity and Capital Resources
-------------------------------

      Cash and cash equivalents were $16.6 million at June 30, 2007 and $18.8 million at December 31, 2006. The $2.2 million decrease for the six months ended June 30, 2007 is attributable to $3.4 million provided by operating activities, which was offset by $1.4 million used for investing activities and $4.3 million used for financing activities.

      For the six months ended June 30, 2007 our cash provided by operating activities was $0.9 million lower than distributions paid and the difference was funded by cash balances. We cannot predict if distributions will exceed cash provided by operating activities in the future; however, management believes that the existing cash and cash equivalents as of June 30, 2007 of $16.6 million and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

      Operating Activities

      The cash provided by operating activities of $3.4 million is primarily attributable to net income of approximately $2.2 million plus the add-back of $1.8 million of depreciation and amortization and was partially offset by a decrease in accounts payable of approximately $0.6 million.

      Investing Activities

      Cash used for investing activities of $1.4 million was for capital expenditures.

      Financing Activities

      Cash used for financing activities of $4.3 million was attributable to distributions to stockholders.

      Sources and Uses of Funds

      Our principal demands on liquidity are cash for operations and dividends paid to equity holders. As of June 30, 2007, we had approximately $3.3 million in accrued liabilities and no long-term debt. In the near term, liquidity is generated by cash from operations.

      Contingencies

      We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

      Related Party Transactions

      The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street Properties Corp. ("Franklin Street") and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively "FSP"). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the six months ended June 30, 2007 and the Period, management fees paid were $73,000 and $44,000, respectively.

      Franklin Street is the sole holder of the Company's one share of common stock, $.01 par value per share (the "Common Stock"), that is issued and outstanding. Subsequent to the completion of the placement of the Preferred Stock in September 2006, Franklin Street was not and is not currently entitled to share in earnings or any related common dividend of the Company.

      The related party transactions described below are not expected to impact the Company's results of operations, financial position, or liquidity for fiscal year 2007 or for future periods.

      The Company paid acquisition fees of $422,000 and other offering costs of $363,000 for the Period to FSP. Such fees were included in the cost of the real estate. The Company also paid organizational costs of $40,000 to FSP for the Period ended June 30, 2006 which were expensed when incurred. No acquisition fees were paid to FSP in 2007 because the final closing of the sale of shares of Preferred Stock occurred in 2006.

      The Company paid syndication fees consisting of $6,748,000 for the Period for services related to syndication of the Company's Preferred Stock, which were for its efforts to identify accredited investors and subsequently complete the sale of Preferred Stock to them. No syndication fees were paid to FSP in 2007 because the placement of Preferred Stock was completed in 2006.

      During 2006, the Company borrowed and has subsequently repaid a note payable to FSP with an original principal amount of $74,500,000 and interest equal to the rate paid by FSP on its line of credit. The proceeds of the loan were used to acquire the Property. For the Period, interest paid to FSP was $1,006,000. The average interest rate during the time the note payable was outstanding was 6.13%. No interest payments have been made since September 2006 because the note payable has been repaid.

      The Company paid commitment fees of $4,850,000 for the Period to FSP for obtaining the first mortgage loan on the Property. Such amounts are included in interest expense in the financial statements. Subsequent to the completion of the final closing of the sale of shares of Preferred Stock, which occurred on September 22, 2006, no commitment fees were paid to FSP.

      The Company made distributions to the holder of its common share of $401,000 for the period February 22, 2006 (date operations commenced) to June 30, 2006, relating to earnings of the Company prior to the completion of the offering of Preferred Stock. No distributions have been paid to Franklin Street as a common shareholder subsequent to the final closing of the sale of shares of the Preferred Stock, and Franklin Street is not currently entitled to share in any future earnings or any related distribution of the Company as a common shareholder. On September 22, 2006, Franklin Street purchased 48 shares of Preferred Stock (or approximately 4.6%), of the Company for $4,116,000. Prior to purchasing any shares of Preferred Stock, Franklin Street agreed to vote any shares held by it on any matter presented to the holders of Preferred Stock in a manner that approximates as closely as possible the votes cast in favor of and opposed to such matter by the holders of the Preferred Stock other than Franklin Street and its affiliates. For purposes of determining how Franklin Street votes its shares of Preferred Stock, abstentions and non-votes by stockholders other than Franklin Street are not considered.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We were not a party to any derivative financial instruments at or during the six months ended June 30, 2007.

We had no outstanding loans at or during the six months ended June 30, 2007 and therefore are not subject to interest rate sensitivity.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position, cash flows or results of operations.

Item 1A. Risk Factors

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time. The following risk factors contain no material changes from the risk factors previously disclosed in our General Form for Registration of Securities on Form 10, as amended, for its fiscal year ended December 31, 2006

One tenant currently leases approximately 43% of the Property's rentable space and its failure to continue to lease a comparable amount of the Property's rentable space upon the expiration of its lease or to pay rent could have a material adverse effect on our operations.

      WAMU currently leases approximately 43% (approximately 268,508 square feet) of the Property's rentable space through February 2008. Aker Kvaerner Business Partners, or Aker, subleases approximately 17% (approximately 104,563 square feet) of the Property's rentable space from WAMU, although WAMU remains financially obligated to the Company for the rent attributable to such space. WAMU's right to renew a minimum of 150,000 square feet of its leased premises for ten years or two periods of five years expired without being exercised on February 28, 2007. In addition, WAMU has announced the opening of a new operations center in San Antonio, Texas. At this time, management cannot predict whether WAMU will continue to lease any portion of the Property following the expiration of its current lease term on February 29, 2008 or whether Aker will directly lease any portion of the Property following the expiration of its sublease with WAMU on January 31, 2008. Our financial position may be adversely affected if WAMU or any other future significant tenant of the Property fails to continue to lease a comparable amount of the Property's rentable space at rent levels and terms favorable to us upon the expiration of its lease. In addition, our financial position may be adversely affected by financial difficulties experienced by WAMU or any other future significant tenant of the Property, including a bankruptcy, insolvency or a general downturn in the business of the tenant or the reduction of any funding source of the tenant, or in the event that WAMU or any other future significant tenant terminates its lease.

If we are not able to collect sufficient rents from the Property, we may suffer significant operating losses or a reduction in cash available for future distributions. The major risks of ownership of the Property include:

      o the failure of any tenant to meet its obligations under its lease, either due to a business failure or a default under the terms of the lease;
      o the possibility that an existing tenant will not renew its lease upon the expiration of the lease term at rent levels and terms favorable to us; and
      o in the event that an existing tenant or a subsequent tenant terminates or does not renew its lease, the possibility that a new tenant or tenants cannot be found who will rent the Property at rent levels sufficient for us to pay dividends to the holders of Preferred Stock.

      At any time, a tenant could seek the protection of the bankruptcy laws, which could result in termination and rejection of such tenant's lease and thereby cause a reduction in our cash flow.

      If any of the risks described above occur, the Property may not generate income sufficient to meet operating expenses and to fund adequate reserves for capital expenditures. The occupancy of the Property may also be adversely affected by various factors such as financial difficulties encountered by tenants, an increase in local unemployment, excessive building resulting in an oversupply of space, adverse characteristics of the area in which the Property is located or management inadequacies.

The Property competes against other office buildings in the Houston, Texas area, which could require us to decrease rental rates and could adversely affect our cash flow.

      The Property may encounter substantial competition from the other office buildings which are or may become available in the general area in which the Property is located and which may be priced at rental levels lower than those for space in the Property or which may be more attractive to tenants. In order to maintain or increase rental revenues following the expiration of our existing leases, the Property must be competitive, in regard to cost and amenities, with other buildings of similar use near our location. Some of our competitors may have significantly more resources than we do and may be able to offer more attractive rental rates or services. On the other hand, some of our competitors may be smaller or have lower fixed overhead costs, less cash or other resources that make them willing or able to accept lower rents in order to maintain a certain occupancy level. If there is no currently significant existing property competition, our competitors may decide to enter the market and build new buildings to compete with our Property. Not only do we compete with other landlords and developers, but we are also affected by larger market forces (including changes in interest rates and tax treatment) and individual decisions beyond our control which may affect our ability to compete.

We face the risk that management's improvement and repositioning plan for the Property may experience cost overruns or fail to increase the value of the Property and fail to lead to higher rent and occupancy levels.

      Management has provided for a cash reserve in order to improve and reposition the Property. The improvements include, but are not limited to, remediation of the glass facade and upgrades to the garage, ground floor lobby, ninth floor sky lobby and terrace, streetscape and landscape. To date, management has completed improvements to the garage facility, ninth floor sky terrace and many upgrades and enhancements to the Property's operating systems. Unanticipated costs or failure to budget adequately may cause the Company to incur larger costs than it anticipates. In addition, the anticipated increase in the value of the Property and the anticipated increase in rent and occupancy levels from completion of the improvement and repositioning plan may not be realized.

We face the risk that operating expenses could exceed rental income, which could adversely affect our cash flow and the value of the Property.

      Rental income from the Property may fluctuate from time to time, based upon occupancy and rental levels. In contrast, certain expenses related to real estate ownership, such as real estate taxes, utility costs, maintenance costs and insurance, tend to increase rather than decrease, and mortgage payments (which do not presently exist and are not contemplated) usually are fixed over specified periods. In the event of termination of any lease, we will continue to be responsible for all operating expenses attributable to the space covered by such lease. There can be no assurance that we will be able to locate new tenants for any space vacated by existing tenants or receive satisfactory rents from any such tenants. The termination of one or more leases, whether by reason of the financial failure of the tenants or the expiration of such leases without renewal or replacement, would be likely to cause at least a temporary reduction in our cash flow and might result in a decrease in the market value of the Property.

We face the risk of possible future capital expenditures.

      If a tenant or tenants fail to continue in occupancy, possible renovation of the Property could require large expenditures of money by us in order to make the vacated space suitable for other tenants. We also may make improvements to maintain or enhance the Property in order to compete with other office space in the marketplace. As a result, all or a portion of the Property may need to be renovated or reconfigured to attract a new tenant or tenants and remain a desirable location in the marketplace. In anticipation of these operating and capital needs, management established an operating/capital reserve with initial funding of approximately $15,012,500, and as June 30, 2007, approximately $12,494,600 of the balance remained to cover future operating and capital needs of the Property. The change in reserve level is primarily a result of improvements being made at the Property; tenant improvements and leasing commissions relating to new leasing activity; and maintenance. If a lease expires and new tenants occupy the Property, some additional tenant improvement work would likely be required. Although we have established operating/capital reserves in anticipation of such expenses, it is possible that we may not have sufficient funds to pay such costs and there is no guarantee that an institutional lender would be willing to advance such funds to us.

We face the risk of the occurrence of a casualty at the Property.

         The occurrence of a fire or other major casualty could materially and adversely affect the operation of the Property and could result in a default under any outstanding loan documents (which do not presently exist and are not contemplated) or in our liquidation if it were not practicable to rebuild or restore the Property or if any lender did not consent thereto. Even if it were practicable to restore the damage caused by a major casualty, operations of the Property would be suspended for a period of time, and the economic benefits of an investment in the Preferred Stock would be adversely affected. We believe that the Property is and will continue to be adequately insured, and it is our policy to insure our property against rent loss, fire and other perils in a manner customary in the industry in an amount sufficient in our judgment to rebuild the Property, exclusive of the value of the land and certain other normal and customary exclusions. Nevertheless, in the event of any substantial loss affecting the Property, disputes could arise as regards the then value of the Property for purposes of insurance claims. Moreover, there are certain types of losses, which are either uninsurable or not economically insurable; if such a loss occurs with respect to the Property, we could lose both our investment and the possibility of profit with respect thereto.

The holders of shares of Preferred Stock have limited control of the Company.

      Our directors have sole authority for the operation and management of the Company and the Property. The holders of shares of Preferred Stock are dependent on the capabilities of the board of directors or persons or entities retained by it, such as the local management agent. Holders of Preferred Stock have only limited voting rights and have no right to vote for the election of directors except as described below. The affirmative vote of the holders of a majority of the shares of Preferred Stock, voting as a separate class, is required for (i) our merger with any other entity, (ii) the sale of the Property or (iii) any amendment to our charter. In addition, the affirmative vote of the holders of 66.67% of the shares of Preferred Stock is required for any change in our authorized capital stock of the Company. The holders of a majority of the outstanding shares of Preferred Stock may remove one or more members of the board of directors without cause and replace such member or members with a person or persons designated by such holders. Thereafter, the holders of shares of Preferred Stock will, at each meeting of stockholders to elect directors, vote as one class together with the holders of Common Stock for the election of directors. The holders of shares of Preferred Stock have no redemption or conversion rights. On September 22, 2006, Franklin Street purchased 48 shares of Preferred Stock (or approximately 4.6%) of the Company for $4,116,000. Prior to purchasing the shares of Preferred Stock, Franklin Street agreed to vote any shares held by it on any matter presented to the holders of Preferred Stock in a manner that approximates as closely as possible the votes cast in favor of and opposed to such matter by the holders of the Preferred Stock other than Franklin Street and its affiliates. For purposes of determining how Franklin Street votes its shares of Preferred Stock, abstentions and non-votes by stockholders other than Franklin Street are not considered.

The holders of shares of Preferred Stock face the risk of dilution.

      We, with the approval of the holders of at least 66.67% of the shares of Preferred Stock, may dilute the interests of the holders of shares of Preferred Stock by issuing additional shares of stock in the Company for such cash or other consideration as may be determined at the time of the transaction. While such provisions are intended to provide a source of additional funds to the Company if the Property encounters financial difficulties, such a transaction would reduce the economic benefits available to holders of shares of Preferred Stock.

Holders of shares of Preferred Stock face certain restrictions relating to the transfer of shares of Preferred Stock.

      The shares of Preferred Stock held by our investors are "restricted securities" under the Securities Act of 1933 and may not be sold, transferred or otherwise disposed of without compliance with federal securities law. Such compliance may take the form of a sale pursuant to an effective registration statement under the Securities Act. In the absence of an effective registration statement under the Securities Act, we may require an opinion of counsel satisfactory to us to the effect that such registration is not required. The transfer of the shares of Preferred Stock may also be restricted by the securities laws of certain states. Although it may be possible under certain circumstances to dispose of an investment in us, no market currently exists for the shares of Preferred Stock, and it is unlikely that a ready market for such disposition will exist at any time in the future. Even if a holder of shares of Preferred Stock is able to sell shares to an unrelated third party, a holder seeking to transfer its interest most probably would incur substantial legal and other costs in connection with the transaction. The transfer of shares of Preferred Stock is further restricted by provisions of our charter designed to preserve our status as a REIT.

There are conflicts of interest, which may occupy the time and attention of the Company's directors and officers.

      We are subject to numerous potential conflicts of interest with Franklin Street and its affiliates. We are subject to potential conflicts of interest arising from other real estate activities of Franklin Street and its affiliates, including other real estate activities in the greater Houston, Texas area. Our officers and directors, who are affiliates of Franklin Street, will not be spending full time, or a major portion of their time, in connection with the management of the Property, and will be actively engaged in supervising the development, construction, renovation, acquisition and/or operation of other properties that may be in competition with the Property. Further, Franklin Street and its affiliates are and will be actively engaged in the ownership and operation of other projects, which may affect their ability to perform their respective obligations to us. Franklin Street holds the sole outstanding share of Common Stock and has the right to elect all of the members of the board of directors, except as described above. For a discussion of the fees paid to affiliated entities, including fees paid in connection with the offering of Preferred Stock, please see Related Party Transactions in Note 3 to our financial statements.

Holders of shares of Preferred Stock face a lack of diversification.

      We have been formed to invest in, own and operate only the Property. We do not plan to engage in any other business. Thus, our success will depend entirely upon our investment in the Property. We will not have the benefit of reducing risk by diversifying our funds among a portfolio of properties.

Provisions in the Company's charter limit the liability of directors.

      The Company's charter contains certain provisions which are intended to eliminate the Company's directors' liability for money damages, except to the extent of:

      o any breach of the director's duty of loyalty to the Company and its stockholders,
      o acts and omissions not in good faith or which involve intentional misconduct or a knowing violation of law,
      o unlawful payments of dividends or unlawful stock repurchases, redemptions or other distributions and
      o any transaction from which the director derived an improper personal benefit.

      Therefore, holders of shares of Preferred Stock may have a more limited right of action against the directors of the Company than they would have if there were no such limitations.

We are dependent on key personnel that are not employed by us.

      We depend on the efforts of George J. Carter, our President and a Director; Barbara J. Fournier, our Chief Operating Officer, Treasurer, Secretary, a Vice President and a Director; R. Scott MacPhee, an Executive Vice President and a Director; William W. Gribbell, an Executive Vice President and a Director; and Janet Prier Notopoulos, a Vice President and a Director. The foregoing officers and directors have years of experience in the real estate business, and, if one or more of them were to resign, our operations could be adversely affected. We do not have any employees.

Our level of distributions may fluctuate.

      WAMU's right to renew a minimum of 150,000 square feet of its leased premises for ten years or two periods of five years expired without being exercised on February 28, 2007. In addition, WAMU has announced the opening of a new operations center in San Antonio, Texas. At this time, management cannot predict whether WAMU will continue to lease any portion of the Property following the expiration of its current lease term on February 29, 2008 or whether Aker will directly lease any portion of the Property following the expiration of its sublease with WAMU on January 31, 2008. Because real estate occupancy levels and rental rates can fluctuate, there is no predictable recurring level of revenue from such activities. As a result of this, when the lease with WAMU or any other significant lease expires the amount of cash available for distribution may fluctuate, which may result in our not being able to maintain or grow distribution levels in the future.

The Property may significantly decrease in value.

      The Property may significantly decrease in value. To the extent the Property decreases in value, our holders of Preferred Stock could lose some or all the value of their investments. The value of our Preferred Stock may be adversely affected if the Property decreases in value since the Property represents the majority of the tangible assets held by us. Moreover, if changes in the Property's condition or changes in market conditions force us to sell the Property for a price less than its initial purchase price or its carrying cost or to lease the Property at a rental rate less than the rate of the lease being terminated, our results of operations would be adversely affected and such negative results of operations may result in lower distributions being paid to holders of our Preferred Stock.

We face risks in owning and operating the Property.

      An investment in us is subject to the risks incident to the ownership and operation of real estate-related assets. These risks include the fact that real estate investments are generally illiquid, as well as the risks normally associated with:

      o     changes in general and local economic conditions;
      o     the supply or demand for similar types of property in this market;
      o     changes in market rental rates;

      o     the impact of environmental protection laws;
      o     changes in tax, real estate and zoning laws; and
      o the impact of obligations and restrictions contained in title-related documents.

      Certain significant costs, such as real estate taxes, utilities, insurance and maintenance costs, generally are not reduced even when a property's rental income is reduced. In addition, environmental and tax laws, interest rate levels, the availability of financing and other factors may affect real estate values and property income. Furthermore, the supply of commercial space fluctuates with market conditions.

We may encounter significant delays in reletting vacant space, resulting in losses of income.

      When the lease with WAMU or any other significant lease expires, we will incur expenses and may not be able to re-lease the space on the same terms. The type of expenses that we may incur during a period of vacancy and to re-lease the space include, but are not limited to, operating expenses, brokerage commissions and the costs associated with any necessary tenant or common area improvements. The amount of these expenses and costs cannot be determined at this time. The actual amount of expenses and costs will depend on the market conditions in effect at the time of the lease expiration and the amount of space subject to the lease. If we are unable to re-lease space promptly, if the terms are significantly less favorable than anticipated or if the costs are higher, we may have to reduce, postpone or discontinue distributions to the holders of our Preferred Stock.

There is limited potential for revenue to increase from an increase in leased space at our Property.

      Because the Property is currently 96% leased, we anticipate that future increases in revenue from the Property will be the result of rental rate increases provided for either in existing leases or new leases or rental rate increases as leases expire. If there is a soft economic market at the time of lease expirations, it may be difficult to lease space or realize increased revenue when vacant space is re-leased.

We are subject to possible liability relating to environmental matters, and we cannot assure you that we have identified all possible liabilities.

      Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. Such laws may impose liability without regard to whether the owner or operator knew of, or caused, the release of such hazardous substances. The presence of hazardous substances on a property may adversely affect the owner's ability to sell such property or to borrow using such property as collateral, and it may cause the owner of the property to incur substantial remediation costs. In addition to claims for cleanup costs, the presence of hazardous substances on the property could result in the owner incurring substantial liabilities as a result of a claim by a private party for personal injury or a claim by an adjacent property owner for property damage.

      In addition, we cannot assure you that:

      o future laws, ordinances or regulations will not impose any material environmental liability;
      o the current environmental conditions of our Property will not be affected by the condition of properties in the vicinity of our Property (such as the presence of leaking underground storage tanks) or by third parties unrelated to us;
      o tenants will not violate their leases by introducing hazardous or toxic substances into our Property that could expose us to liability under federal or state environmental laws; or
      o environmental conditions, such as the growth of bacteria and toxic mold in heating and ventilation systems or on walls, will not occur at our Property and pose a threat to human health.

We are subject to compliance with the Americans With Disabilities Act and fire and safety regulations, any of which could require us to make significant capital expenditures.

      The Property is required to comply with the Americans With Disabilities Act (ADA), and the regulations, rules and orders that may be issued thereunder. The ADA has separate compliance requirements for "public accommodations" and "commercial facilities," but generally requires that buildings be made accessible to persons with disabilities. Compliance with ADA requirements might require, among other things, removal of access barriers and noncompliance could result in the imposition of fines by the U.S. government or an award of damages to private litigants.

      In addition, we are required to operate the property in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our Property. Compliance with such requirements may require us to make substantial capital expenditures, which expenditures would reduce cash otherwise available for distribution to the holders of shares of our Preferred Stock.

Contingent or unknown liabilities acquired in the acquisition of the Property could require us to make substantial payments.

      The Property was acquired subject to liabilities and without any recourse with respect to liabilities, whether known or unknown. As a result, if liabilities were asserted against us based upon the Property, we might have to pay substantial sums to settle them, which could adversely affect our results of operations and financial condition and our cash flow and ability to make distributions to the holders of shares of our Preferred Stock. Unknown liabilities with respect to the Property acquired might include:

      o     liabilities for clean-up or remediation of environmental conditions;
      o claims of tenants, vendors or other persons dealing with the former owners of the Property; and
      o     liabilities incurred in the ordinary course of business.

We would incur adverse tax consequences if we failed to qualify as a REIT.

      The provisions of the tax code governing the taxation of real estate investment trusts are very technical and complex, and although we believe we are organized and will operate in a manner that will enable us to meet such requirements, no assurance can be given that we will always succeed in doing so.

      If in any taxable year we do not qualify as a real estate investment trust, we would be taxed as a corporation and distributions to holders of shares of our Preferred Stock would not be deductible by us in computing our taxable income. In addition, if we were to fail to qualify as a real estate investment trust, we could be disqualified from treatment as a real estate investment trust in the year in which such failure occurred and for the next four taxable years and, consequently, we would be taxed as a regular corporation during such years. Failure to qualify for even one taxable year could result in a significant reduction of our cash available for distribution to holders of shares of our Preferred Stock or could require us to incur indebtedness or liquidate investments in order to generate sufficient funds to pay the resulting federal income tax liabilities.

There is no public trading market for our securities.

      There is no public trading market for our Preferred Stock or Common Stock, and we do not believe any market will develop.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Exhibit Index attached hereto, which is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             FSP PHOENIX TOWER CORP.


        Date                    Signature                   Title


Date: August 10, 2007    /s/ George J. Carter      President
                         -----------------------   (Principal Executive Officer)
                         George J. Carter


Date: August 10, 2007    /s/ Barbara J. Fournier   Chief Operating Officer
                         -----------------------   (Principal Financial Officer)
                         Barbara J. Fournier

                                  EXHIBIT INDEX


Exhibit No.       Description
-----------       -----------

   31.1 Certification of FSP Phoenix Tower Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification of FSP Phoenix Tower Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification of FSP Phoenix Tower Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2 Certification of FSP Phoenix Tower Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.