Form 10-Q
period 2007-09-30
FSP PHOENIX TOWER CORP
filed 2007-11-09
CIK 1354309

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 2007.

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _________ to __________.

                        Commission File Number: 000-52559

                             FSP Phoenix Tower Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                     20-3965390
     -------------------------------                       ----------------
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                     Identification No.)

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

         YES |X|                                              NO |_|

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

         YES |_|                                              NO |X|

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 1,050 each as of November 9, 2007.

                             FSP Phoenix Tower Corp.

                                    Form 10-Q

                                Quarterly Report
                               September 30, 2007

                                Table of Contents
                                                                            Page
                                                                            ----
Part I.  Financial Information

         Item 1.  Financial Statements

                  Balance Sheets as of September 30, 2007 and
                  December 31, 2006.......................................     2

                  Statements of Operations for the three months ended
                  September 30, 2007 and 2006, for the nine months ended September 30, 2007 and for the period February 22, 2006
                  (date operations commenced) to September 30, 2006.......     3

                  Statements of Cash Flows for the nine months ended
                  September 30, 2007 and for the period February 22, 2006
                  (date operations commenced) to September 30, 2006.......     4

                  Notes to Financial Statements...........................   5-8

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................  9-12

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk.............................................    13

         Item 4.  Controls and Procedures.................................    13


Part II. Other Information

         Item 1.  Legal Proceedings.......................................    14

         Item 1A. Risk Factors ........................................... 14-19

         Item 2.  Unregistered Sales of Equity Securities and Use of
                  Proceeds................................................    20

         Item 3.  Defaults Upon Senior Securities.........................    20

         Item 4.  Submission of Matters to a Vote of Security Holders.....    20

         Item 5.  Other Information.......................................    20

         Item 6.  Exhibits................................................    20

Signatures................................................................    21

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             FSP Phoenix Tower Corp.
                                 Balance Sheets
                                   (Unaudited)

                                                                                    September 30,      December 31,
(in thousands, except shares and par value amounts)                                     2007               2006
====================================================================================================================
Assets:

Real estate investments, at cost:
     Land                                                                           $      3,300       $      3,300
     Buildings and improvements                                                           71,572             68,042
     Furniture and fixtures                                                                   42                  9
--------------------------------------------------------------------------------------------------------------------
                                                                                          74,914             71,351

     Less accumulated depreciation                                                         2,835              1,466
--------------------------------------------------------------------------------------------------------------------

Real estate investments, net                                                              72,079             69,885

Acquired real estate leases, net of accumulated amortization
      of $1,982 and $1,148, respectively                                                   2,315              3,368
Acquired favorable real estate leases, net of accumulated
      amortization of $890 and $482, respectively                                            653              1,086
Cash and cash equivalents                                                                 15,277             18,836
Tenant rent receivable                                                                       647                652
Step rent receivable                                                                         455                339
Deferred leasing costs, net of accumulated amortization
      of $57 and $22, respectively                                                           319                167
Prepaid expenses and other assets                                                            137                132
--------------------------------------------------------------------------------------------------------------------

      Total assets                                                                  $     91,882       $     94,465
====================================================================================================================

Liabilities and Stockholders' Equity:

Liabilities:
Accounts payable and accrued expenses                                               $      4,005       $      3,679
Tenant security deposits                                                                     191                145
Acquired unfavorable real estate leases, net of accumulated
      amortization of $191 and $115, respectively                                            619                711
--------------------------------------------------------------------------------------------------------------------

      Total liabilities                                                                    4,815              4,535
--------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies:                                                                --                 --

Stockholders' Equity:
     Preferred Stock, $.01 par value, 1,050 shares authorized,
       issued and outstanding at September 30, 2007 and December 31, 2006,                    --                 --
       aggregate liquidation preference $105,000

     Common Stock, $.01 par value, 1 share
       authorized, issued and outstanding                                                     --                 --
     Additional paid-in capital                                                           96,188             96,188
     Retained deficit and distributions in excess of earnings                             (9,121)            (6,258)
--------------------------------------------------------------------------------------------------------------------

     Total Stockholders' Equity                                                           87,067             89,930
--------------------------------------------------------------------------------------------------------------------

     Total Liabilities and Stockholders' Equity                                     $     91,882       $     94,465
====================================================================================================================
                                                                     See accompanying notes to financial statements.

                             FSP Phoenix Tower Corp.
                            Statements of Operations
                                   (Unaudited)

                                                                                                         For the Period
                                                                  For the               For the         February 22, 2006
                                                             Three Months Ended    Nine Months Ended    (date operations
                                                                September 30,         September 30,       commenced) to
(in thousands, except shares and per share amounts)          2007          2006           2007         September 30, 2006
==========================================================================================================================

Revenues:
     Rental                                                 $3,681       $ 3,514         $10,841             $  8,398
--------------------------------------------------------------------------------------------------------------------------

        Total revenue                                        3,681         3,514          10,841                8,398
--------------------------------------------------------------------------------------------------------------------------

Expenses:

     Rental operating expenses                               1,429         1,263           4,138                3,181
     Real estate taxes and insurance                           529           640           1,581                1,185
     Depreciation and amortization                             864           778           2,456                1,841
     Interest                                                   --           985              --                6,841
--------------------------------------------------------------------------------------------------------------------------

       Total expenses                                        2,822         3,666           8,175               13,048
--------------------------------------------------------------------------------------------------------------------------

Net income (loss) before interest income                       859          (152)          2,666               (4,650)

Interest income                                                199           141             608                  236
--------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                            1,058           (11)          3,274               (4,414)

Distributions paid to common stockholder                        --            --              --                  401
--------------------------------------------------------------------------------------------------------------------------

Net income (loss) attributable to preferred stockholders    $1,058       $   (11)        $ 3,274             $ (4,815)
==========================================================================================================================

Weighted average number of preferred shares outstanding,
     basic and diluted                                       1,050           940           1,050                  732
==========================================================================================================================

Net income (loss) per preferred share, basic and diluted    $1,008       $   (12)        $ 3,118             $ (6,576)
==========================================================================================================================
                                                                           See accompanying notes to financial statements.

                             FSP Phoenix Tower Corp.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                      For the Period
                                                                                                     February 22, 2006
                                                                                    For the          (date operations
                                                                               Nine Months Ended       commenced) to
(in thousands)                                                                 September 30, 2007   September 30, 2006
=======================================================================================================================

Cash flows from operating activities:
     Net income (loss)                                                             $   3,274               $  (4,414)
     Adjustments to reconcile net income (loss) to net cash
             provided by (used for) operating activities:
                     Depreciation and amortization                                     2,456                   1,841
                     Amortization of favorable real estate leases                        432                     170
                     Amortization of unfavorable real estate leases                      (90)                    (92)
                     Bad Debt expense                                                     88                      --
              Changes in operating assets and liabilities:
                     Tenant rent receivable                                              (83)                   (596)
                     Step rent receivable                                               (116)                   (226)
                     Prepaid expenses and other assets                                    (5)                    (86)
                     Accounts payable and accrued expenses                               (72)                  2,079
                     Tenant security deposits                                             46                     145
                     Payment of deferred leasing costs                                  (180)                   (137)
-----------------------------------------------------------------------------------------------------------------------

                        Net cash provided by (used for) operating activities           5,750                  (1,316)
-----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchase of real estate assets                                                   (3,172)                (70,216)
     Purchase of acquired real estate lease                                               --                  (4,516)
     Purchase of acquired favorable/unfavorable real estate leases                        --                    (742)
-----------------------------------------------------------------------------------------------------------------------

                        Net cash used for investing activities                        (3,172)                (75,474)
-----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Proceeds from sale of company stock                                                  --                 104,326
     Syndication costs                                                                    --                  (8,138)
     Distributions to stockholders                                                    (6,137)                 (1,357)
     Proceeds from long-term debt                                                         --                  74,500
     Principal payments on long-term debt                                                 --                 (74,500)
-----------------------------------------------------------------------------------------------------------------------

                        Net cash provided by (used for) financing activities          (6,137)                 94,831
-----------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                  (3,559)                 18,041

Cash and cash equivalents, beginning of period                                        18,836                      --
-----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                           $  15,277               $  18,041
=======================================================================================================================

Supplemental disclosure of cash flow information:

Cash paid for:
     Interest                                                                      $      --               $   6,841

Disclosure of non-cash operating activities:
     Accrued costs for deferred leasing costs                                      $       7               $      --

Disclosure of non-cash investing activities:
     Accrued costs for purchase of real estate assets                              $   1,090               $     543

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

Basis of Presentation

The unaudited financial statements of the Company include all the accounts of the Company. These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's General Form for Registration of Securities on Form 10, as amended, for the period from February 22, 2006 (date operations commenced) to December 31, 2006, as filed with the Securities and Exchange Commission ("SEC"). Results of operations and cash flows presented for 2006 are from February 22, 2006 (date operations commenced) to September 30, 2006.

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any other period.

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

3.    Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street Properties Corp. ("Franklin Street") and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively "FSP"). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the nine months ended September 30, 2007 and the period from February 22, 2006 (date operations commenced) to September 30, 2006, which we refer to as the Period, management fees paid were $109,000 and $78,000, respectively.

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

The Company paid acquisition fees of $501,000 and other offering costs of $363,000 for the Period to FSP. Such fees were included in the cost of the real estate. The Company also paid organizational costs of $40,000 to FSP for the Period which were expensed when incurred. No acquisition fees were paid to FSP in 2007 because the final closing of the sale of shares of Preferred Stock occurred in 2006.

The Company paid syndication fees consisting of $8,016,000 for selling commissions and $122,000 for other expenses in 2006 to FSP for services related to syndication of the Company's Preferred Stock. Subsequent to the completion of the final closing of the sale of shares of Preferred Stock, which occurred on September 22, 2006, no syndication fees were paid to FSP.

During 2006, the Company borrowed and has subsequently repaid the First Mortgage Loan payable to FSP in the original principal amount of $74,500,000 and interest equal to the rate paid by FSP on its line of credit. In 2006, interest paid to FSP was $1,078,000. The average interest rate during the time the First Mortgage Loan was outstanding was 6.12%. No interest payments have been made since September 2006 because the First Mortgage Loan has been repaid.

The Company paid commitment fees of $5,762,000 to FSP for obtaining the First Mortgage Loan on the Property. Such amounts are included in interest expense in the financial statements. Subsequent to the completion of the final closing of the sale of shares of Preferred Stock, which occurred on September 22, 2006, no commitment fees were paid to FSP.

                             FSP Phoenix Tower Corp.
                          Notes to Financial Statements
                                   (Unaudited)

3.    Related Party Transactions (continued)


The Company made distributions to the holder of its common share of $517,000 for the Period relating to earnings of the Company prior to the completion of the offering of Preferred Stock. No distributions have been paid to Franklin Street as a common shareholder subsequent to the final closing of the sale of shares of the Preferred Stock, and Franklin Street is not currently entitled to share in any future earnings or any related distribution of the Company as a common shareholder. On September 22, 2006, Franklin Street purchased 48 shares of Preferred Stock (or approximately 4.6%), of the Company for $4,116,000. Prior to purchasing any shares of Preferred Stock, Franklin Street agreed to vote any shares held by it on any matter presented to the holders of Preferred Stock in a manner that approximates as closely as possible the votes cast in favor of and opposed to such matter by the holders of the Preferred Stock other than Franklin Street and its affiliates. For purposes of determining how Franklin Street votes its shares of Preferred Stock, abstentions and non-votes by stockholders other than Franklin Street are not considered.

4.    Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at September 30, 2007 and 2006.

5.    Segment Reporting

The Company operates in one industry segment - real estate ownership of commercial property. As of September 30, 2007 and 2006, the Company owned and operated the Property.

6.    Cash Distributions

The Company's declared and paid cash distributions were as follows:

                               Distributions     Distributions
                               Per Preferred      Per Common          Total
       Quarter Paid                Share             Share         Distributions
---------------------------   --------------     -------------    --------------

First quarter of 2006          $       --         $       --        $       --

Second quarter of 2006         $       --         $  401,000        $  401,000

Third quarter of 2006          $    1,534         $  116,000        $  955,995

First quarter of 2007          $    2,285         $       --        $2,399,250

Second quarter of 2007         $    1,809         $       --        $1,899,450

Third quarter of 2007          $    1,751         $       --        $1,838,550

7.    Commitments and Contingencies

During the nine months ended September 30, 2007, we entered into construction agreements with Haley-Greer, Inc for approximately $5.3 million of glass facade remediation in conjunction with the repositioning of the Property in the marketplace with completion projected for 2008. As of September 30, 2007, $1.8 millions of work has been completed under the construction agreements.

                             FSP Phoenix Tower Corp.
                          Notes to Financial Statements
                                   (Unaudited)

8.    Subsequent Events

The Company declared a cash distribution of $1,732 per preferred share on October 19, 2007 to the holders of record of the Company's Preferred Stock on October 31, 2007, payable on November 20, 2007.

On November 5, 2007, the Company entered into a construction contract with D.E. Harvey Builders for approximately $1.725 million to upgrade the ground floor lobby, the ninth floor sky lobby, the streetscape and for general landscaping upgrades. Completion is projected for 2008.

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

Trends and Uncertainties

      Our largest tenant is Washington Mutual Bank, FA (successor in interest to Bank United by merger), or WAMU, which leases approximately 239,339 square feet (38%) of the Property's rentable space through February 2008. During the three months ended September 30, 2007, WAMU entered into two lease amendments that had the effect of reducing WAMU's total leased space at the Property by approximately 29,169 square feet from approximately 268,508 square feet to approximately 239,339 square feet to accommodate the expansion efforts of three existing tenants at the Property. WAMU's right to renew a minimum of 150,000 square feet of its leased premises for ten years or two periods of five years expired without being exercised on February 28, 2007. In addition, WAMU has announced the opening of a new operations center in San Antonio, Texas. At this time, management cannot predict whether WAMU will continue to lease any portion of the Property following the expiration of its current lease term on February 29, 2008. It is difficult for management to predict what will happen to occupancy or rents after the expiration of the lease with WAMU or any other significant tenant because the need for space and the price tenants are willing to pay are tied to both the local economy and to the larger trends in the national economy, such as job growth, interest rates, and corporate earnings, which in turn are tied to even larger macroeconomic and political factors, such as volatility in energy pricing and the risk of terrorism. In addition to the difficulty of predicting macroeconomic factors, it is difficult to predict how our local market or tenants will suffer or benefit from changes in the larger economy. In addition, because the Property is in a single geographical market, these macroeconomic trends may have a different effect on the Property and on its tenants, many of which operate on a national level.

      Since its completion in 1984, the Property has competed within the office market in Houston, Texas. Management believes that the Property is still competitive with other office buildings, but that at approximately twenty years in age, the Property needs improvements in several important areas in order to maintain or enhance its prominent position in the marketplace. Accordingly, management has provided for a cash reserve in order to reposition the Property in the marketplace. The improvements include, but are not limited to, remediation of the glass facade and upgrades to the garage, ground floor lobby, ninth floor sky lobby and terrace, streetscape and landscape. If successful, management believes that such a repositioning could increase the value of the Property and lead to higher future rent and occupancy levels. To date, management has completed improvements to the garage facility, ninth floor sky terrace and many upgrades and enhancements to the Property's operating systems. The glass facade remediation installation commenced in May of 2007 and completion is projected for 2008. In addition, upgrades to the ground floor lobby, ninth floor sky lobby, streetscape and landscape commenced in July of 2007 and completion is projected for 2008.

Critical Accounting Policies

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

Results of Operations

      The Company acquired the Property and commenced operations on February 22, 2006. As a result, the period from February 22, 2006 (date operations commenced) to September 30, 2006, (the "Period"), represented only approximately seven months of operations, which are included in results of operations and cash flows. As of September 30, 2007, the Property was approximately 97% leased to a diverse group of tenants with staggered lease expirations. The largest tenant is WAMU, which leases approximately 239,339 square feet (38%) of the Property's rentable space through February of 2008. WAMU's right to renew a minimum of 150,000 square feet of its leased premises for ten years or two periods of five years expired without being exercised on February 28, 2007.

Comparison of the three months ended September 30, 2007 to the three months ended September 30, 2006.

      Revenue

      Total revenue increased $0.2 million to $3.7 million for the three months ended September 30, 2007, as compared to $3.5 million for the three months ended September 30, 2006. This increase was primarily due to termination fees of $0.1 million. The majority of the operating expenses, real estate taxes and insurance expenses represent amounts recoverable by the Company.

      Expenses

      Total expenses decreased approximately $0.9 million to $2.8 million for the three months ended September 30, 2007, as compared to $3.7 million for the three months ended September 30, 2006. This decrease was predominately attributable to a $1.0 million decrease in interest expense resulting from no interest expense in the three months ended in September 30, 2007 compared to $1.0 million of interest expense associated with the property loan for the three months ended September 30, 2006,. The loan was used to purchase the Property in February 2006 and was repaid by proceeds from the sale of Preferred Stock, which was completed in September 2006. The decrease is offset by an increase of $0.1 million in rental operating expenses and depreciation and amortization expenses.

Comparison of the nine months ended September 30, 2007 to the Period.

      We acquired the Property and commenced operations on February 22, 2006 and the 2006 operations are for the period February 22, 2006 to September 30, 2006. Increases in rental revenues, operating expenses and real estate taxes and insurance for the nine months ended September 30, 2007 as compared to the Period are primarily a result of the timing of the acquisition of the Property.

      Revenue

      Total revenue increased $2.4 million to $10.8 million for the nine months ended September 30, 2007, as compared to $8.4 million for the Period. This increase was primarily due to an increase in scheduled rents of $1.6 million and an increase in recovery of expenses of $0.5 million with both increases resulting from nine months of operations in 2007 compared to approximately seven months of operations in 2006. The $0.3 million of termination fees also attributed to the increase of revenue for the nine months ended September 30, 2007.

      Expenses

      Total expenses decreased approximately $4.8 million to $8.2 million for the nine months ended September 30, 2007 as compared to $13 million for the Period. This decrease was predominately attributable to a $6.8 million decrease in interest expense resulting from no interest expense in the nine months ended in September 30, 2007 compared to $6.8 million of interest expense associated with the property loan for the Period. The loan was used to purchase the Property in February 2006 and was repaid by proceeds from the sale of Preferred Stock, which was completed in September 2006. The decrease was offset by increases in operating expenses of $1.0 million, real estate taxes and insurance of $0.4 million, and depreciation and amortization expense of $0.6 million with all increases resulting from nine months of operations in 2007 compared to approximately seven months of operations in 2006.

Liquidity and Capital Resources

      Cash and cash equivalents were $15.3 million at September 30, 2007 and $18.8 million at December 31, 2006. The $3.5 million decrease for the nine months ended September 30, 2007 is attributable to $5.7 million provided by operating activities, which was offset by $3.1 million used for investing activities and $6.1 million used for financing activities.

      For the nine months ended September 30, 2007 our cash provided by operating activities was $0.4 million lower than distributions paid and the difference was funded by cash balances. We cannot predict if distributions will exceed cash provided by operating activities in the future; however, management believes that the existing cash and cash equivalents as of September 30, 2007 of $15.3 million and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

      Operating Activities

      The cash provided by operating activities of $5.7 million is primarily attributable to net income of approximately $3.3 million plus the add-back of $2.8 million of depreciation and amortization and was partially offset by payments of deferred leasing costs of approximately $0.2 million and uses arising from other current accounts of $0.2 million.

      Investing Activities

      Cash used for investing activities for the nine months ended September 30, 2007 of $3.1 million was for capital expenditures.

      Financing Activities

      Cash used for financing activities of $6.1 million was attributable to distributions to stockholders.

      Sources and Uses of Funds

      Our principal demands on liquidity are cash for operations and dividends paid to equity holders. As of September 30, 2007, we had approximately $4.0 million in accrued liabilities and no long-term debt. In the near term, liquidity is generated by cash from operations.

      Contingencies

      We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

      Related Party Transactions

      The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street Properties Corp. ("Franklin Street") and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively "FSP"). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice, effective at the end of the notice period. For the nine months ended September 30, 2007 and the Period, management fees paid were $109,000 and $78,000, respectively.

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

      The Company paid acquisition fees of $501,000 and other offering costs of $363,000 for the Period to FSP. Such fees were included in the cost of the real estate. The Company also paid organizational costs of $40,000 to FSP for the Period which were expensed when incurred. No acquisition fees were paid to FSP in 2007 because the final closing of the sale of shares of Preferred Stock occurred in 2006.

      The Company paid syndication fees consisting of $8,016,000 for selling commissions and $122,000 for other expenses in 2006 to FSP for services related to syndication of the Company's Preferred Stock. Subsequent to the completion of the final closing of the sale of shares of Preferred Stock, which occurred on September 22, 2006, no syndication fees were paid to FSP.

      During 2006, the Company borrowed and has subsequently repaid the First Mortgage Loan payable to FSP in the original principal amount of $74,500,000 and interest equal to the rate paid by FSP on its line of credit. In 2006, interest paid to FSP was $1,078,000. The average interest rate during the time the First Mortgage Loan was outstanding was 6.12%. No interest payments have been made since September 2006 because the First Mortgage Loan has been repaid.

      The Company paid commitment fees of $5,762,000 to FSP for obtaining the First Mortgage Loan on the Property. Such amounts are included in interest expense in the financial statements. Subsequent to the completion of the final closing of the sale of shares of Preferred Stock, which occurred on September 22, 2006, no commitment fees were paid to FSP.

      The Company made distributions to the holder of its common share of $517,000 for the period February 22, 2006 (date operations commenced) to September 30, 2006, relating to earnings of the Company prior to the completion of the offering of Preferred Stock. No distributions have been paid to Franklin Street as a common shareholder subsequent to the final closing of the sale of shares of the Preferred Stock, and Franklin Street is not currently entitled to share in any future earnings or any related distribution of the Company as a common shareholder. On September 22, 2006, Franklin Street purchased 48 shares of Preferred Stock (or approximately 4.6%), of the Company for $4,116,000. Prior to purchasing any shares of Preferred Stock, Franklin Street agreed to vote any shares held by it on any matter presented to the holders of Preferred Stock in a manner that approximates as closely as possible the votes cast in favor of and opposed to such matter by the holders of the Preferred Stock other than Franklin Street and its affiliates. For purposes of determining how Franklin Street votes its shares of Preferred Stock, abstentions and non-votes by stockholders other than Franklin Street are not considered.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We were not a party to any derivative financial instruments at or during the nine months ended September 30, 2007.

We had no outstanding loans at or during the nine months ended September 30, 2007 and therefore are not subject to interest rate sensitivity.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position, cash flows or results of operations.

Item 1A. Risk Factors

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time. The following risk factors contain no material changes from the risk factors previously disclosed in our General Form for Registration of Securities on Form 10, as amended, for its fiscal year ended December 31, 2006

One tenant currently leases approximately 38% of the Property's rentable space and its failure to continue to lease a comparable amount of the Property's rentable space upon the expiration of its lease or to pay rent could have a material adverse effect on our operations.

      WAMU currently leases approximately 38% (approximately 239,339 square feet) of the Property's rentable space through February 2008. Permian Mud Service, Inc. leases approximately 12% (approximately 77,654 square feet) of the Property's rentable space through February 2018. Aker Kvaerner Business Partners, or Aker, subleases approximately 12% (approximately 78,491 square feet) of the Property's rentable space from WAMU, although WAMU remains financially obligated to the Company for the rent attributable to such space. WAMU's right to renew a minimum of 150,000 square feet of its leased premises for ten years or two periods of five years expired without being exercised on February 28, 2007. In addition, WAMU has announced the opening of a new operations center in San Antonio, Texas. At this time, management cannot predict whether WAMU will continue to lease any portion of the Property following the expiration of its current lease term on February 29, 2008 or whether Aker will directly lease any portion of the Property following the expiration of its sublease with WAMU on January 31, 2008. Our financial position may be adversely affected if WAMU or any other future significant tenant of the Property fails to continue to lease a comparable amount of the Property's rentable space at rent levels and terms favorable to us upon the expiration of its lease. In addition, our financial position may be adversely affected by financial difficulties experienced by WAMU or any other future significant tenant of the Property, including a bankruptcy, insolvency or a general downturn in the business of the tenant or the reduction of any funding source of the tenant, or in the event that WAMU or any other future significant tenant terminates its lease.

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

      If a tenant or tenants fail to continue in occupancy, possible renovation of the Property could require large expenditures of money by us in order to make the vacated space suitable for other tenants. We also may make improvements to maintain or enhance the Property in order to compete with other office space in the marketplace. As a result, all or a portion of the Property may need to be renovated or reconfigured to attract a new tenant or tenants and remain a desirable location in the marketplace. In anticipation of these operating and capital needs, management established an operating/capital reserve with initial funding of approximately $15,012,500, and as of September 30, 2007, approximately $10,327,000 of the balance remained to cover future operating and capital needs of the Property. The change in reserve level is primarily a result of improvements being made at the Property; tenant improvements and leasing commissions relating to new leasing activity; and maintenance. If a lease expires and new tenants occupy the Property, some additional tenant improvement work would likely be required. Although we have established operating/capital reserves in anticipation of such expenses, it is possible that we may not have sufficient funds to pay such costs and there is no guarantee that an institutional lender would be willing to advance such funds to us.

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

      Because the Property is currently 97% leased, we anticipate that future increases in revenue from the Property will be the result of rental rate increases provided for either in existing leases or new leases or rental rate increases as leases expire. If there is a soft economic market at the time of lease expirations, it may be difficult to lease space or realize increased revenue when vacant space is re-leased.

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

                                       FSP PHOENIX TOWER CORP.


        Date                  Signature                Title


Date: November 9, 2007   /s/ George J. Carter      President
                         -----------------------   (Principal Executive Officer)
                         George J. Carter


Date: November 9, 2007   /s/ Barbara J. Fournier   Chief Operating Officer
                         -----------------------   (Principal Financial Officer)
                         Barbara J. Fournier

                                  EXHIBIT INDEX

Exhibit No.           Description
-----------           -----------

   10.1 Fourth Amendment to Lease Agreement dated effective June 8, 2007 by and between FSP Phoenix Tower Limited Partnership and Washington Mutual Bank.

   10.2 Fifth Amendment to Lease Agreement dated effective August 30, 2007 by and between FSP Phoenix Tower Limited Partnership and Washington Mutual Bank.

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