Form 10-K
period 2007-12-31
FSP PHOENIX TOWER CORP
filed 2008-03-10
CIK 1354309

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
      (Mark One)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2007

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from           to

                          Commission File No. 000-52559

                             FSP Phoenix Tower Corp.
             (Exact name of registrant as specified in its charter)

               Delaware                                         20-3965390
               --------                                         ----------
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                          Identification No.)

   401 Edgewater Place, Suite 200,
      Wakefield, Massachusetts                                  01880-6210
      ------------------------                                  ----------
(Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (781) 557-1300

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                    Preferred Stock, $.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes |_| No |X|.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

    Large accelerated filer |_|                 Accelerated filer |_|

    Non-accelerated filer |_|                   Smaller reporting company |X|
    (Do not check if a smaller
    reporting company)

      Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
      Yes |_| No |X|.

      As of June 30, 2007, the aggregate fair market value of Common Stock held by non-affiliates of the registrant was $0.

      The number of shares of Common Stock outstanding was 1 and the number of shares of Preferred Stock outstanding was 1,050, each as of March 3, 2008.

                   Documents incorporated by reference: None.

                                TABLE OF CONTENTS


PART I.........................................................................1
  Item 1.     Business.........................................................1
  Item 1A.    Risk Factors.....................................................5
  Item 1B.    Unresolved Staff Comments........................................5
  Item 2.     Properties.......................................................5
  Item 3.     Legal Proceedings................................................7
  Item 4.     Submission of Matters to a Vote of Security Holders..............7

PART II........................................................................8
  Item 5.     Market for Registrant's Common Equity, Related
              Stockholder Matters and Issuer Purchases of Equity
              Securities.......................................................8
  Item 6.     Selected Financial Data..........................................9
  Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operation...............................9
  Item 7A.    Quantitative and Qualitative Disclosures About Market Risk......14
  Item 8.     Financial Statements and Supplementary Data.....................14
  Item 9.     Changes in and Disagreements With Accountants on
              Accounting and Financial Disclosure.............................14
  Item 9A.    Controls and Procedures.........................................15
  Item 9A(T). Controls and Procedures.........................................15
  Item 9B.    Other information...............................................15

PART III......................................................................16
  Item 10.    Directors, Executive Officers and Corporate Governance..........16
  Item 11.    Executive Compensation..........................................17
  Item 12.    Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters......................17
  Item 13.    Certain Relationships and Related Transactions, and
              Director Independence...........................................18
  Item 14.    Principal Accountant Fees and Services..........................19

PART IV.......................................................................21
  Item 15.    Exhibits and Financial Statement Schedules......................21

SIGNATURES....................................................................22

Item 1. Business

History

      Our company, FSP Phoenix Tower Corp., which we refer to as the Company, is a Delaware corporation formed to purchase, own, operate, improve and reposition in the marketplace a thirty-four story multi-tenant office building containing approximately 629,054 rentable square feet of space located on approximately 2.1 acres of land in Houston, Texas, which we refer to as the Property. The Company operates in a manner intended to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

      The Company was organized in December 2005 by FSP Investments LLC (member, FINRA and SIPC), a wholly-owned subsidiary of Franklin Street Properties Corp., which we refer to as Franklin Street (AMEX: FSP). FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the organization of the Company, (b) the acquisition of the Property by the Company and (c) the sale of equity interests in the Company.

      The Company purchased the Property from an unaffiliated third party for $74,500,000 on February 22, 2006. The purchase price, which was determined based on arm's-length negotiations, was financed entirely by a loan from Franklin Street collateralized by a first mortgage, which we refer to as the First Mortgage Loan. The First Mortgage Loan was repaid in its entirety on August 22, 2006 from the proceeds of the sale of equity interests in the Company. Total interest and loan fees incurred on the First Mortgage Loan were approximately $6,840,000. The Company acquired the Property through a limited partnership, FSP Phoenix Tower Limited Partnership, of which the Company is the sole limited partner and of which FSP Phoenix Tower LLC, a wholly-owned subsidiary of the Company, is the sole general partner. The sole business of FSP Phoenix Tower Limited Partnership is to own and operate the Property; the sole business of each of FSP Phoenix Tower LLC and the Company is to hold the equity interests of FSP Phoenix Tower Limited Partnership.

      The Company commenced operations in February 2006.

      Franklin Street holds the sole share of the Company's common stock, $.01 par value per share, which we refer to as the Common Stock. Between March 2006 and September 2006, FSP Investments LLC completed the sale of equity interests in the Company through the offering on a best efforts basis of 1,050 shares of preferred stock, $.01 par value per share, which we refer to as the Preferred Stock. We sold the Preferred Stock for an aggregate consideration of approximately $104,316,000 in a private placement offering to 789 "accredited investors" within the meaning of Regulation D under the Securities Act of 1933. Between March 31, 2006 and September 22, 2006, the Company held 10 investor closings, at each of which shares of Preferred Stock were sold and funds were received. On September 22, 2006, Franklin Street purchased 48 shares of Preferred Stock (approximately 4.6% of the 1,050 shares sold) of the Company for $4,116,000, representing $4,800,000 at the offering price net of commissions of $384,000 and fees of $300,000 that were excluded. Prior to purchasing any shares of Preferred Stock, Franklin Street agreed to vote any shares held by it on any matter presented to the holders of Preferred Stock in a manner that approximates as closely as possible the votes cast in favor of and opposed to such matter by the holders of the Preferred Stock other than Franklin Street and its affiliates. For purposes of determining how Franklin Street votes its shares of Preferred Stock, abstentions and non-votes by stockholders other than Franklin Street are not considered. Funds from each individual closing were used to repay the First Mortgage Loan and associated fees as well as other expenses payable to Franklin Street's wholly-owned subsidiary, FSP Investments LLC. The use of proceeds from the offerings of Preferred Stock received and affiliates receiving payments are set forth in the table below:

Use of proceeds:

Type                                    Affiliate paid                       Amount
----                                    --------------                       ------
Operating/Capital Reserve (1)                                           $  15,012,500
Organizational, Offering and
  Other Expenditures for the
  Company(2)(6)                         FSP Investments LLC                   525,000
Selling Commissions(3)                  FSP Investments LLC                 8,016,000
Acuisition-Related Costs:
Purchase Price of the Property(4)       Franklin Street Properties Corp.   74,500,000
Loan Fee Paid to Franklin Street(5)     Franklin Street Properties Corp.    5,761,500
Aquisition Fee(6)                       FSP Investments LLC                   501,000
                                                                        -------------
Total Uses of Gross Offering Proceeds                                   $ 104,316,000
                                                                        =============

      (1) The Operating/Capital Reserve proceeds were retained by the Company for operating and capital uses.
      (2) Organizational, Offering and Other Expenditures were paid for various expenses, including legal, accounting, appraisal, engineering and organizational expenses allocable to the offering, incurred in connection with the organization and syndication of the Company.
      (3)   Selling Commissions were paid to FSP Investments LLC, as Selling
            Agent.
      (4) The Purchase Price of the Property was financed by the First Mortgage Loan, which was repaid from proceeds of the offering.
      (5) The Loan Fee Paid to Franklin Street was a fee (or points) payable to Franklin Street to obtain the First Mortgage Loan to purchase the Property in the amount of $5,762,000 . The First Mortgage Loan was in an original principal amount equal to the purchase price of the Property, and had a term of two years, which was prepayable at any time without premium or penalty and carried an interest rate equal to the rate payable by Franklin Street on borrowings under its line of credit with its bank.
      (6) The Acquisition Fee was paid for various services in connection with identifying and acquiring the Property.

      Transactions between the Company and Franklin Street and/or its affiliates were entered into without the benefit of arm's-length bargaining and involved conflicts of interest. Although Franklin Street sponsors the syndication of other REITs similar to the Company and has in the past acquired some of those REITs, Franklin Street is under no obligation to acquire or to offer to acquire the Company or the outstanding shares of Preferred Stock, and any acquisition transaction would need to be approved by the Company's stockholders and the boards of directors of Franklin Street and the Company. Please see "Item 13. Certain Relationships and Related Transactions, and Director Independence".

Our Business

      Our sole business is to own, operate, improve and reposition in the marketplace the Property and we do not intend to invest in or purchase any additional properties. We derive rental revenue from income paid to us by the tenants of the Property. Asset and property management services are provided by third parties.

      The Property was completed in 1984 and is a 34-story multi-tenant office building containing approximately 629,054 rentable square feet of space located on approximately 2.1 acres of land in Houston, Texas. The Property includes approximately 1,649 parking spaces located inside a glass-enclosed fully-integrated attached eight-level parking garage and approximately seventeen on-site surface parking spaces. The Property also has the right to use approximately 190 additional uncovered off-site parking spaces at an adjacent property pursuant to a lease that expires on February 28, 2019.

      The Property underwent a remeasurement of space in 1997. This remeasurement concluded that the rentable space in the Property should be increased from approximately 618,578 square feet to approximately 629,054 square feet. This Annual Report on Form 10-K makes reference to the more recently determined 629,054 square foot number in all of its general descriptions of the Property. Because lease payments are calculated on per square foot basis, the Company believes that the potential exists in the future to gain greater amounts of rental income from leasing this extra space. However, the Company also believes that any such potential gains will not come immediately as existing tenants and their respective leases are mostly based upon the previous 618,578 square foot measurement. Accordingly, all tenant and lease descriptions set forth in this Annual Report on Form 10-K reflect the terms and conditions of the respective lease documents, which generally are based on the 618,578 square foot measurement instead of the 629,054 square foot number.

      Since its completion in 1984, the Property has competed within the office market in Houston, Texas. Management believes that the Property is still competitive with other office buildings, but that at approximately twenty years in age, the Property needed improvements in several important areas in order to maintain or enhance its prominent position in the marketplace. Accordingly, management has provided for a cash reserve in order to reposition the Property in the marketplace. The improvements include, but are not limited to, remediation of the glass facade and upgrades to the garage, ground floor lobby, ninth floor sky lobby and terrace, streetscape and landscape. If successful, management believes that such a repositioning could increase the value of the Property and lead to higher future rent and occupancy levels. To date, management has completed improvements to the garage facility, ninth floor sky terrace and many upgrades and enhancements to the Property's operating systems. The glass facade remediation and common area improvements (upgrades to the ground floor lobby, ninth floor sky lobby, streetscape and landscape) are well underway, with completion projected for 2008. Through December 31, 2007, management has incurred costs of approximately $6.6 million and anticipates that approximately $3.2 million in additional funds will be required to complete these improvements.

      The Property is occupied by a diverse group of tenants, including financial institutions, energy firms, law firms and other professional service organizations. On February 29, 2008, the lease with the Property's largest tenant, Washington Mutual Bank, or WAMU, expired and WAMU vacated the majority of its leased premises. However, WAMU is continuing to occupy five floors, or approximately 103,954 square feet (17%) of the Property's rentable space, pursuant to the holdover provisions of its lease on a day-to-day basis. Prior to the expiration of its lease on February 29, 2008, WAMU leased approximately 239,339 square feet (39%) of the Property's rentable space. Management is aggressively working to lease WAMU's former space. As of March 1, 2008, the Property was approximately 80% leased (inclusive of WAMU's holdover space) and approximately 25,581 square feet of WAMU's former space had been leased to an existing tenant. Management believes that any tenant that leases 10% or more of the Property's rentable space is material. As of March 1, 2008, WAMU leased approximately 103,954 square feet (17%) of the Property's rentable space pursuant to the holdover provisions of its lease on a day-to-day basis, and Permian Mud Service, Inc., an energy-related firm d/b/a Champion Technologies, leased approximately 77,654 square feet (13%) of the Property's rentable space through February 2018. Other prominent additional tenants include Phillips & Akers, a Texas professional corporation (law firm), which leases approximately 26,939 square feet (4%) through November 2011 and Allen Boone Humphries Robinson LLP, (law firm), which leases approximately 51,665 square feet (8%) through July 2018. Permian Mud Service, Inc., Phillips & Akers, and Allen Boone Humphries Robinson LLP account for approximately 156,258 square feet (25%) of the rentable area of the Property. Other well-known tenants include Morgan Stanley, Sprint Communications and the United States Army. There are currently approximately 39 tenants leasing office space at the Property.

      Most of the Property's leases are structured on a full-service base year system, where tenants reimburse the landlord for operating expenses above an initial base year. However, as of July 2007, for new leases, management initiated a conversion from full-service base year leases to net leases, where tenants pay annual base net rent, plus the tenant's proportionate share of operating expenses. Normal operating expenses at the Property include, but are not limited to, maintenance, repairs, real estate taxes, insurance, utilities and management costs. The landlord is generally obligated, at its expense, to maintain and replace, if necessary, all structural components of the Property, including walls, roof, slab and foundation.

      FSP Property Management LLC, a wholly-owned subsidiary of Franklin Street, provides the Company with asset management and financial reporting services, which include but are not limited to, selecting and supervising a local property management company and local leasing brokers, approving lease transactions, evaluating performance of the asset, and recommending appropriate stockholder distributions to the Board of Directors of the Company. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of that month's gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice.

      Hines Interests Limited Partnership provides the Company with local, on-site property management and building maintenance services and periodic financial, operating and budget reports relating to the operation of the Property for review by FSP Property Management LLC. Hines Interests Limited Partnership is a third-party service provider that is not related to or affiliated with Franklin Street. The management agreement between the Company and Hines Interests Limited Partnership requires the Company to pay Hines Interests Limited Partnership a monthly fee equal to three percent (3%) of the net operating receipts collected in the preceding month. The management agreement between the Company and Hines Interests Limited Partnership may be terminated by either party without cause at any time, upon at least thirty (30) days written notice.

Investment Objectives

      The Company's objectives are to (i) improve and reposition the Property in the marketplace, (ii) obtain cash available to pay dividends through rental receipts from operations of the Property, (iii) have that cash increase over time as a result of rental rate step increases in existing leases, (iv) have our rental revenue potentially increase over time if rental rates increase for new leases, (v) provide increased equity in the Property to our holders of Preferred Stock as a result of appreciation in market value, and (vi) preserve and protect the capital invested by the holders of our Preferred Stock. We cannot be sure of meeting our objectives.

      Our policy is not to make loans to other persons, not to invest in the securities of other issuers for the purpose of exercising control, not to underwrite the securities of other issuers, not to offer securities in exchange for property and not to purchase or otherwise reacquire our securities. These policies may be changed by our directors without a vote of the holders of shares of our Preferred Stock.

      We have issued our shares of Preferred Stock in the 2006 offering described above. No additional shares of Preferred Stock are authorized by our charter, and authorization of any increase in the number of authorized shares or the creation of any new series or class of stock would require the affirmative vote of the holders of 66.67% of the outstanding shares of Preferred Stock.

      We intend to dispose of the Property at a time determined by our directors, which we currently expect to be within approximately two to four years. We do not intend to reinvest the proceeds and would distribute cash proceeds to stockholders following such disposition. We also do not intend to list our shares of Preferred Stock on an exchange and therefore do not expect any trading market to develop in such shares.

      We have the right to obtain a line of credit as described below.

Revolving Line of Credit

      The Company may, without the consent of any holder of shares of our Preferred Stock, obtain a revolving line of credit of up to $29,000,000 on commercially reasonable terms to be used for capital improvements or to pay operating expenses of the Property, if needed. As of March 1, 2008, the Company has neither sought nor obtained a line of credit. Please see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Trends and Uncertainties" for further discussion of this line of credit and our potential operating needs.

Competition

      The Property is an office building located in Houston, Texas. The Property may encounter substantial competition from the other office buildings which are or may become available in the general area in which the Property is located and which may be priced at rental levels lower than those for space in the Property or which may otherwise be more attractive to tenants. In order to maintain or increase rental revenues following the expiration of our leases, the Property must be competitive, in regards to cost and amenities, with other buildings of similar use near our location. Some of our competitors may have significantly more resources than we do and may be able to offer more attractive rental rates or services. On the other hand, some of our competitors may be smaller or have lower fixed overhead costs, less cash or other resources that make them willing or able to accept lower rents in order to maintain a certain occupancy level. If there is no currently significant existing property competition, our competitors may decide to enter the market and build new buildings to compete with our Property. Not only do we compete with other landlords and developers, but we are also affected by larger market forces (including changes in interest rates and tax treatment) and individual decisions beyond our control which may affect our ability to compete. Management believes that at approximately twenty years in age, the Property needed improvements in several important areas in order to maintain or enhance its prominent position in the marketplace. Accordingly, management has provided for a cash reserve in order to reposition the Property in the marketplace. The improvements include, but are not limited to, remediation of the glass facade and upgrades to the garage, ground floor lobby, ninth floor sky lobby and terrace, streetscape and landscape. If successful, management believes that such a repositioning could increase the value of the Property and lead to higher future rent and occupancy levels. To date, management has completed improvements to the garage facility, ninth floor sky terrace and many upgrades and enhancements to the Property's operating systems. The glass facade remediation and common area improvements (upgrades to the ground floor lobby, ninth floor sky lobby, streetscape and landscape) are well underway, with completion projected for 2008. Given that the Property is a multi-tenant office building that is leased to a diverse group of tenants with staggered lease expirations, we cannot predict which competitive factors will be relevant to prospective future tenants at this time.

Employees

      We had no employees as of December 31, 2007 or as of March 1, 2008.

Available Information

      We are subject to the informational requirements of the Securities Exchange Act of 1934, and, in accordance therewith, we file reports and other information with the Securities and Exchange Commission (SEC). This Annual Report on Form 10-K and other reports and other information we file can be inspected and copied at the SEC Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Such reports and other information may also be obtained from the web site that the SEC maintains at http://www.sec.gov. Further information about the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

      We will make available and voluntarily provide, free of charge upon written request at the address on the cover of this Annual Report on Form 10-K, a copy of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We do not maintain a website.

Item 1A. Risk Factors

      Not applicable.

Item 1B. Unresolved Staff Comments

      Not applicable.

Item 2. Properties

      Set forth below is information regarding the Property as of March 1, 2008:

                                                   Percent
                       Date of       Approx.      Leased as      Number
Property Location      Purchase    Square Feet   of 03/01/08   of Tenants   Name of Major Tenant
-----------------      --------    -----------   -----------   ----------   --------------------
3200 Southwest         02/22/06      629,054        80% (1)        39       Permian Mud Service, Inc.,
Freeway                                                                     Washington Mutual Bank, FA
Houston, TX 77027

(1) Inclusive of WAMU's holdover space, which represents approximately 17% of the Property's rentable space.

      We acquired the Property on February 22, 2006 through a limited partnership, all of whose equity interest is owned, directly or indirectly, by the Company. In the opinion of our management, the Property is adequately covered by insurance. The Property is not currently encumbered by any mortgage indebtedness.

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

      The Property underwent a remeasurement of space in 1997. This remeasurement concluded that the rentable space in the Property should be increased from approximately 618,578 square feet to approximately 629,054 square feet. Holders of our Preferred Stock should note that this Annual Report on Form 10-K makes reference to the newly determined 629,054 square foot number in all of its general descriptions of the Property. Because lease payments are calculated on a per square foot basis, the Company believes that the potential exists in the future to gain greater amounts of rental income from leasing this extra space. However, the Company also believes that any such potential gains will not come immediately as existing tenants and their respective leases are based for the most part upon the previous 618,578 square foot measurement. Accordingly, holders of our Preferred Stock should note that all tenant and lease descriptions set forth in this Annual Report on Form 10-K reflect the terms and conditions of their respective lease documents, which in most cases are based on the 618,578 square foot measurement instead of the 629,054 square foot number.

      Since its completion in 1984, the Property has competed within the office market in Houston, Texas. Management believes that the Property is still competitive with other office buildings, but that at approximately twenty years in age, the Property needed improvements in several important areas in order to maintain or enhance its prominent position in the marketplace. Accordingly, management has provided for a cash reserve in order to reposition the Property in the marketplace. The improvements include, but are not limited to, remediation of the glass facade and upgrades to the garage, ground floor lobby, ninth floor sky lobby and terrace, streetscape and landscape. If successful, management believes that such a repositioning could increase the value of the Property and lead to higher future rent and occupancy levels. To date, management has completed improvements to the garage facility, ninth floor sky terrace and many upgrades and enhancements to the Property's operating systems. The glass facade remediation and common area improvements (upgrades to the ground floor lobby, ninth floor sky lobby, streetscape and landscape) are well underway, with completion projected for 2008. Through December 31, 2007, management has incurred costs of approximately $6.6 million and anticipates that approximately $3.2 million in additional funds will be required to complete these improvements.

      Below is certain information with respect to the Property's tenants and leases.

Tenants

      The Property is occupied by a diverse group of tenants, including financial institutions, energy firms, law firms and other professional service organizations. On February 29, 2008, the lease with the Property's largest tenant, WAMU, expired and WAMU vacated the majority of its leased premises. However, WAMU is continuing to occupy five floors, or approximately 103,954 square feet (17%) of the Property's rentable space, pursuant to the holdover provisions of its lease on a day-to-day basis. Prior to the expiration of its lease on February 29, 2008, WAMU leased approximately 239,339 square feet (39%) of the Property's rentable space. Management is aggressively working to lease WAMU's former space. As of March 1, 2008, the Property was approximately 80% leased (inclusive of WAMU's holdover space), and approximately 25,581 square feet of WAMU's former space had been leased to an existing tenant. Management believes that any tenant that leases 10% or more of the Property's rentable space is material. As of March 1, 2008, WAMU leased approximately 103,954 square feet (17%) of the Property's rentable space pursuant to the holdover provisions of its lease on a day-to-day basis and Permian Mud Service, Inc., an energy-related firm d/b/a Champion Technologies, leased approximately 77,654 square feet (13%) of the Property's rentable space through February 2018. Other prominent additional tenants include Phillips & Akers, a Texas professional corporation, (law firm), which leases approximately 26,939 square feet (4%) through November 2011 and Allen Boone Humphries Robinson, LLP (law firm), which leases approximately 51,665 square feet (8%) through July 2018. Permian Mud Service, Inc., Phillips & Akers, and Allen Boone Humphries Robinson LLP account for approximately 156,258 square feet (25%) of the rentable area of the Property. Other well-known tenants include Morgan Stanley, Sprint Communications and the United States Army. There are currently approximately 39 tenants leasing office space at the Property.

      WAMU

      WAMU is a subsidiary of Washington Mutual, Inc. (NYSE: WM), or WMI. With a history dating back to 1889, WMI (together with its subsidiaries) is a consumer and small business banking company with operations in major U.S. markets. Based on its consolidated assets at December 31, 2006, WMI was the seventh largest among all U.S.-based bank and thrift holding companies. The information contained in the two immediately preceding sentences is from WMI's Annual Report on Form 10-K for the year ended December 31, 2006 and has not been independently verified by us. Additional information on either WAMU or WMI is available on WMI's website at www.wamu.com

      Permian Mud Service, Inc. (d/b/a Champion Technologies)

      Champion Technologies is a specialty chemical company that offers innovative and environmentally acceptable solutions to oil and gas production problems. Champion Technologies delivers technical solutions that enhance productivity and improve well economics. The information contained in the preceding sentences is from Champion Technologies' website and has not been independently verified by us. Additional information is available on Permian Mud Service, Inc.'s website at http://www.permianmud.com or Champion Technologies' website at http://www.champ-tech.com.

Leases

      Most of the Property's leases are structured on a full-service base year system, where tenants reimburse the landlord for operating expenses above an initial base year. However, as of July 2007, for new leases, management initiated a conversion from full-service base year leases to net leases, where tenants pay annual base net rent, plus the tenant's proportionate share of operating expenses. Normal operating expenses at the Property include, but are not limited to, maintenance, repairs, real estate taxes, insurance, utilities and management costs. The landlord is generally obligated, at its expense, to maintain and replace, if necessary, all structural components of the Property, including walls, roof, slab and foundation.

Additional Operating Data

      Additional information regarding the amount of the Property's annual realty taxes and insurance can be found in the Statements of Operations that are included with this Annual Report on Form 10-K. Additional information regarding the Property's Federal tax basis, rate, method and life claimed for purposes of depreciation can be found in the Notes to Financial Statements that are included with this Annual Report on Form 10-K.

Item 3. Legal Proceedings

      There are no material legal proceedings to which the Company is a party. The Company from time to time may be involved in lawsuits including, but not limited to, lawsuits relating to the real property it owns for liability for slips and falls, damage to automobiles in the parking garage, minor theft or similar matters. The Company expects that most of these suits will be covered by insurance, subject to customary deductions. In addition, in the ordinary course of business, the Company may become involved in litigation to collect rents or other income due to it from tenants.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      There is no established public trading market for the Company's Common Stock or Preferred Stock.

      As of March 1, 2008, Franklin Street was the sole holder of record of the Common Stock and there were 789 holders of record of the Preferred Stock. This computation is based upon the number of record holders reflected in our corporate records.

      Set forth below are the distributions made to Common and Preferred Stockholders in respect of each quarter from the last two fiscal years. Distributions are determined based on the Company's Board of Directors' review of cash available for distribution and distribution requirements necessary for the Company to continue to qualify as a real estate investment trust. We cannot guarantee the future payment of dividends or the amount of any such dividends. See Note 4 of the Notes to Financial Statements for additional information.

                             FSP Phoenix Tower Corp.
                     -------------------------------------
                     Distributions           Distributions
                        paid to                 paid to
     Quarter            Common                Preferred
      Ended          Stockholder             Stockholders
      -----          -----------             ------------

March 31, 2006       $        --             $         --
June 30, 2006            400,622                       --
September 30, 2006       116,230                  839,995
December 31, 2006             --                1,531,145

March 31, 2007                --                2,399,250
June 30, 2007                 --                1,899,450
September 30, 2007            --                1,838,550
December 31, 2007             --                1,818,600

      The following schedule summarizes tax components of the distributions paid for the periods ended December 31:

(dollars in thousands)       2007                     2006
                      ------------------  ----------------------------
                      Preferred      %    Preferred    Common      %
                      ----------  ------  ---------  ---------- ------
Ordinary income          $ 6,021    76%    $    --    $   --       0%
Return of Capital          1,935    24%      2,371       517     100%
                      ----------  ------  ---------  ---------- ------
Total                    $ 7,956   100%    $ 2,371    $  517     100%
                      ==========  ======  =========  ========== ======

      The final sale of Preferred Stock occurred on September 22, 2006 and following that date no further distributions have been or will be declared on the Common Stock. The last Common Stock distribution was declared on September 21, 2006 and was paid on September 29, 2006.

      The Company does not have an equity compensation plan or any outstanding stock options or other securities convertible into the Company's Common Stock.

Item 6. Selected Financial Data

      Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

      The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Annual Report on Form 10-K may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation changes in economic conditions in the market where we own the Property, risks related to completion of the ongoing improvements to the Property, risks of a lessening of demand for the type of real estate owned by us, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

Overview

      We operate in one business segment, which is real estate operations, and own a single property. Our real estate operations involve real estate rental operations, leasing services and property management services. The main factor that affects our real estate operations is the broad economic market conditions in the United States and, more specifically, the economic conditions in Houston, Texas, the relevant submarket. These market conditions affect the occupancy levels and the rent levels on both a national and local level. We have no influence on national or local market conditions.

      On February 29, 2008, the lease with the Property's largest tenant, Washington Mutual Bank, or WAMU, expired and WAMU vacated the majority of its leased premises. However, WAMU is continuing to occupy five floors, or approximately 103,954 square feet (17%) of the Property's rentable space, pursuant to the holdover provisions of its lease on a day-to-day basis. Management believes that WAMU will likely vacate the Property on or before March 31, 2008. Prior to the expiration of its lease on February 29, 2008, WAMU leased approximately 239,339 square feet (39%) of the Property's rentable space. Management is aggressively working to lease WAMU's former space. As of March 1, 2008, approximately 25,581 square feet of WAMU's former space had been leased to an existing tenant.

Trends and Uncertainties

      Real Estate Operations

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

      Since its completion in 1984, the Property has competed within the office market in Houston, Texas. Management believes that the Property is still competitive with other office buildings, but that at approximately twenty years in age, the Property needed improvements in several important areas in order to maintain or enhance its prominent position in the marketplace. Accordingly, management has provided for a cash reserve in order to reposition the Property in the marketplace. The improvements include, but are not limited to, remediation of the glass facade and upgrades to the garage, ground floor lobby, ninth floor sky lobby and terrace, streetscape and landscape. If successful, management believes that such a repositioning could increase the value of the Property and lead to higher future rent and occupancy levels. To date, management has completed improvements to the garage facility, ninth floor sky terrace and many upgrades and enhancements to the Property's operating systems. The glass facade remediation and common area improvements (upgrades to the ground floor lobby, ninth floor sky lobby, streetscape and landscape) are well underway, with completion projected for 2008. Through December 31, 2007, management has incurred costs of approximately $6.6 million and anticipates that approximately $3.2 million in additional funds will be required to complete these improvements.

      During 2007, we believe that vacancy rates for buildings in the Houston office market stabilized and that rental rates increased as a result. Management does not know how long these trends will continue. There is a possibility that we might not be able to re-lease all of WAMU's former space and any space that is re-leased may be at rates that are significantly lower than WAMU's expiring rates, possibly resulting in decreased cash flows. Management believes that its plan to reposition the Property in the marketplace will attract new tenants to the Property and that the Property has the potential to benefit from increased rental rates and reduced availability of Class A office space within the Houston office market. Increased rental rates and lower vacancy rates could translate into longer term leases, higher tenant improvement allowances and higher leasing commissions. Given the amount of WAMU's former space that needs to be leased and the potential for increased tenant improvement allowances and leasing commissions, it is possible that we may need to borrow funds in the future. We may, without the consent of any holder of shares of our Preferred Stock, obtain a revolving line of credit of up to $29,000,000 on commercially reasonable terms to be used for capital improvements or to pay operating expenses of the Property, if needed. As of March 1, 2008, we have neither sought nor obtained a line of credit.

Critical Accounting Policies

      We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. On an ongoing basis, we evaluate our estimates. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed below.

      Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and estimates are consistently applied and produce financial information that fairly presents our results of operations. Our most critical accounting policies involve our investments in real property. These policies affect our:

      o allocation of purchase prices between various asset categories and the related impact on our recognition of rental income and depreciation and amortization expense; and
      o assessment of the carrying values and impairments of long-lived assets.

      Allocation of Purchase Price

      We have allocated the purchase price of the Property to land, buildings and improvements. Each component of purchase price generally has a different useful life. We allocate the value of real estate acquired among land, buildings, improvements and identified intangible assets and liabilities, which may consist of the value of above market and below market leases, the value of in-place leases, and the value of tenant relationships. Purchase price allocations and the determination of the useful lives are based on management's estimates. Under some circumstances we may rely upon studies commissioned from independent real estate appraisal firms in determining the purchase price allocations.

      Purchase price allocated to land and building and improvements is based on management's determination of the relative fair values of these assets assuming the Property was vacant. Management determines the fair value of the Property using methods similar to those used by independent appraisers. Purchase price allocated to above market leases is based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) our estimate of fair market lease rates for the lease, measured over a period equal to the remaining non-cancelable term of the lease. Purchase price allocated to the in-place lease and the tenant relationship is determined as the excess of (i) the purchase price paid for the Property after adjusting the existing in-place lease to market rental rates over (ii) the estimated fair value of the Property as if vacant. This aggregate value is allocated between the in-place lease value and tenant relationship based on management's evaluation of the specific characteristics of the tenant's lease; however, the value of tenant relationships has not been separated from in-place lease value because such value and its consequence to amortization expense is immaterial for the acquisition reflected in our financial statements. Factors considered by us in performing these analyses include (i) an estimate of carrying costs during the expected lease-up periods, including real estate taxes, insurance and other operating income and expenses, and (ii) costs to execute similar leases in current market conditions, such as leasing commissions, legal and other related costs.

      Depreciation and Amortization

      We compute depreciation expense using the straight-line method over estimated useful lives of up to 39 years for the building and improvements, and up to 15 years for personal property. The allocated cost of land is not depreciated. The value of above or below-market leases are amortized over the remaining non-cancelable periods of the leases as an adjustment to rental income. The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is also amortized over the remaining non-cancelable periods of the respective leases. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off. Inappropriate allocation of acquisition costs, or incorrect estimates of useful lives, could result in depreciation and amortization expenses which do not appropriately reflect the allocation of our capital expenditures over future periods, as is required by generally accepted accounting principles.

      Impairment

      We periodically evaluate the Property for impairment indicators. These indicators may include declining tenant occupancy, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life or legislative, economic or market changes that permanently reduce the value of our investment. If indicators of impairment are present, we evaluate the carrying value of the Property by comparing it to its expected future undiscounted cash flows. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the Property to the present value of these expected future cash flows. This analysis requires us to judge whether indicators of impairment exist and to estimate likely future cash flows. If we misjudge or estimate incorrectly or if future tenant profitability, market or industry factors differ from our expectations, we may record an impairment charge which is inappropriate or fail to record a charge when we should have done so, or the amount of such charges may be inaccurate.

      Lease Classification

      Each time we enter a new lease or materially modify an existing lease we evaluate whether it is appropriately classified as a capital lease or as an operating lease. The classification of a lease as capital or operating affects the carrying value of a property, as well as our recognition of rental payments as revenue. These evaluations require us to make estimates of, among other things, the remaining useful life and market value of a property, discount rates and future cash flows. Incorrect assumptions or estimates may result in misclassification of our leases.

Recent Accounting Standards

      In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company's financial position, operations or cash flow.

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

Results of Operations

      The Company acquired the Property and commenced operations on February 22, 2006 and, as a result, approximately ten months of operations are included in the results of operations for the period ended December 31, 2006. The Property is occupied by a diverse group of tenants, including financial institutions, energy firms, law firms and other professional service organizations.

Comparison of the year ended December 31, 2007 to the period ended December 31, 2006.

      Revenue

      Total revenue increased $2.2 million, to $14.2 million for the year ended December 31, 2007, as compared to $12.0 million for the period ended December 31, 2006. This increase was primarily due to an increase in revenue from scheduled rents and recoverable income of $2.0 million resulting from twelve months of operations in 2007 compared to approximately ten and one-half months of operations in 2006 and termination fees of $0.2 million in 2007.

      Expenses

      Total expenses decreased approximately $5.2 million to $10.6 million for the year ended December 31, 2007 as compared to $15.8 million for the period ended December 31, 2006. This decrease was predominately attributable to a $6.8 million decrease in interest expense in 2007 that was associated with the First Mortgage Loan from Franklin Street. The First Mortgage Loan was used to purchase the Property in February 2006 and was repaid by proceeds from the sale of Preferred Stock, which was completed in September 2006. The decrease was offset by increases in operating expenses of $0.6 million, an increase to real estate taxes and insurance of $0.3 million and an increase to depreciation and amortization of $0.7 million, which were primarily attributable to twelve months of operations in 2007 compared to approximately ten and one-half months of operations in 2006.

Liquidity and Capital Resources

      Cash and cash equivalents decreased $6.1 million to $12.7 million at December 31, 2007 from $18.8 million at December 31, 2006. The decrease was primarily attributable to $7.5 million provided by operating activities, offset by $5.7 million used for investing activities and $7.9 million used for financing activities.

      Between March 2006 and September 2006, we issued an aggregate of 1,050 shares of our Preferred Stock at 10 investor closings, which are more fully described in "Part I, Item 1. Business". Funds received for the sale of shares of Preferred Stock at each individual closing were used to repay the First Mortgage Loan from Franklin Street and associated fees as well as other expenses payable to Franklin Street. The effect of interest expense and commitment fees associated with the First Mortgage Loan paid during 2006 significantly reduced cash flows from operating activities. The First Mortgage Loan was repaid in its entirety in 2006, and no interest or commitment fees have been paid in 2007 because the loan was repaid in 2006.

      For the year ended December 31, 2007 and for the period ended December 31, 2006 our cash provided by operating activities was $0.5 million and $1.5 million, respectively, lower than distributions paid and were funded by cash from financing activities. We cannot predict if distributions will exceed cash provided by operating activities in the future; however, management believes that the existing cash and cash equivalents as of December 31, 2007 of $12.7 million and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

      Operating Activities

      The cash provided by operating activities of $7.5 million is primarily attributable to net income of approximately $4.4 million, plus non-cash items of $3.7 million consisting primarily of depreciation and amortization, an increase of approximately $0.3 million in accounts payable and accrued expenses, and a decrease to tenant security deposits of approximately $0.1 million, which were partially offset by an increase in deferred leasing costs of $0.9 million and an increase in prepaid expenses and other assets of $0.1 million.

      Investing Activities

      Cash used for investing activities for the year ended December 31, 2007 of approximately $5.7 million was primarily for capital expenditures.

      Financing Activities

      Cash used for financing activities for the year ended December 31, 2007 of $7.9 million was attributable to distributions to stockholders.

      Sources and Uses of Funds

      The Company's principal demands on liquidity are cash for operations, capital expenditures, and distributions to equity holders. As of December 31, 2007, we had approximately $5.3 million in accrued liabilities and no long-term debt. In the near term, liquidity is generated by cash from operations.

      Contingencies

      We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

      Related Party Transactions

      We have in the past engaged in and currently engage in transactions with a related party, FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property for the corresponding month. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days' written notice, effective at the end of the notice period. For the year ended December 31, 2007 and the period ended December 31, 2006 management fees paid were $143,000 and $116,000, respectively. No other related transactions were paid to FSP in 2007 because the final closing of the sale of shares of Preferred Stock occurred in September 2006.

      The following is a summary of related party transactions that occurred with FSP during the period ended December 31, 2006. None of the related party transactions described below are expected to impact our results of operations, financial position, or liquidity for future periods.

      o We paid acquisition fees of $501,000 and other offering costs of $363,000 to FSP for the period ended December 31, 2006. Such fees were included in the cost of the real estate. The Company also paid organizational costs of $40,000 to FSP in 2006.

      o We paid syndication fees of $8,016,000 to FSP for the period ended December 31, 2006, for services related to syndication of the Company's Preferred Stock, which were for its efforts to identify accredited investors and subsequently complete the sale of Preferred Stock to them.

      o During 2006, we borrowed from and repaid to FSP the First Mortgage Loan in the original principal amount of $74,500,000 and interest equal to the rate paid by FSP on its line of credit. The proceeds of the First Mortgage Loan were used to acquire the Property. In 2006, interest paid to FSP was $1,078,000. The average interest rate during the time the First Mortgage Loan was outstanding was 6.13%.

      o We paid commitment fees of $5,762,000 for the period ended December 31, 2006 to FSP for obtaining the First Mortgage Loan. Such amounts are included as in interest expense in our financial statements.

      o We made distributions of $517,000 to FSP as the sole holder of our Common Stock relating to our earnings prior to the completion of the private placement offering of our Preferred Stock in September 2006.

      Rental Income Commitments

      Our commercial real estate operations consist of the leasing of the Property. Approximate future minimum rental income under non-cancelable operating leases as of December 31, 2007 is:

                                                   Amount
                                 Year           (in thousands)
                                 ----           ---------------

                                 2008               $    5,865
                                 2009                    4,660
                                 2010                    3,942
                                 2011                    3,724
                                 2012                    2,915
                              Thereafter                11,003
                                                ---------------
                                                    $   32,109
                                                ---------------

Off Balance Sheet Arrangements

      The Company is not party to any off balance sheet arrangements. The Company is a party to management, construction management and leasing agreements with an unaffiliated third party management company, Hines Interests Limited Partnership, to provide property management, construction management and leasing services, and is party to an asset management agreement with an affiliate, FSP Property Management LLC, to provide asset management and financial reporting services, all of which agreements may be terminated by either party without cause at any time, upon at least thirty (30) days' written notice. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property for the corresponding month. Since its completion in 1984, the Property has competed within the office market in Houston, Texas. Management believes that the Property is still competitive with other office buildings, but that at approximately twenty years in age, the Property needed improvements in several important areas in order to maintain or enhance its prominent position in the marketplace. Accordingly, management has provided for a cash reserve in order to reposition the Property in the marketplace. The improvements include, but are not limited to, remediation of the glass facade and upgrades to the garage, ground floor lobby, ninth floor sky lobby and terrace, streetscape and landscape. If successful, management believes that such a repositioning could increase the value of the Property and lead to higher future rent and occupancy levels. To date, management has completed improvements to the garage facility, ninth floor sky terrace and many upgrades and enhancements to the Property's operating systems. The glass facade remediation and common area improvements (upgrades to the ground floor lobby, ninth floor sky lobby, streetscape and landscape) are well underway, with completion projected for 2008. Through December 31, 2007, management has incurred costs of approximately $6.6 million and anticipates that approximately $3.2 million in additional funds will be required to complete these improvements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

      Not applicable.

Item 8. Financial Statements and Supplementary Data

      The information required by this item is included elsewhere herein and incorporated herein by reference. Reference is made to the Index to Consolidated Financial Statements in Item 15 of Part IV.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A. Controls and Procedures

      Not applicable.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

      Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

      No change in our internal control over financial reporting occurred during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

      This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information

      On October 16, 2007, Permian Mud Service, Inc. d/b/a Champion Technologies, one of the largest tenants at the Property, entered into a first amendment to its original lease agreement that, among other items, increased the amount of its leased space from approximately 51,582 square feet (8%) of the Property's rentable space through July 2015 to approximately 77,654 square feet (12%) of the Property's rentable space through February 2018.

      The foregoing description of Permian Mud Service, Inc.'s lease agreement, as amended, does not purport to be complete and is qualified in its entirety by reference to the full text of the lease agreement, as amended, which is filed with this Annual Report on Form 10-K as Exhibit 10.4 and incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

      Information regarding the executive officers and directors of the Company as of March 1, 2008 is set forth below:

      George J. Carter, age 59, is President and a director of the Company. Since 1996 he has also been President and Chief Executive Officer and a director of Franklin Street and is responsible for all aspects of the business of Franklin Street and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments. From 1992 through 1996 he was President of Boston Financial Securities, Inc. ("Boston Financial"). Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts. From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing of First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts. Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co. Mr. Carter is a graduate of the University of Miami (B.S.). Mr. Carter is a FINRA General Securities Principal (Series 24) and holds a FINRA Series 7 general securities license.

      Barbara J. Fournier, age 52, is the Vice President, Chief Operating Officer, Treasurer and Secretary and a director of the Company. Since 1996, she has also been Vice President, Chief Operating Officer, Treasurer and Secretary and a director of Franklin Street. Ms. Fournier has as her primary responsibility, together with Mr. Carter, the management of all operating business affairs of Franklin Street and its affiliates. From 1993 through 1996, she was Director of Operations for the private placement division of Boston Financial. Prior to joining Boston Financial, Ms. Fournier served as Director of Operations for Schuparra Securities Corp. and as the Sales Administrator for Weston Financial Group. From 1979 through 1986, Ms. Fournier worked at First Winthrop Corporation in administrative and management capacities, including Office Manager, Securities Operations and Partnership Administration. Ms. Fournier attended Northeastern University and the New York Institute of Finance. Ms. Fournier is a FINRA General Securities Principal (Series 24). She also holds other FINRA supervisory licenses including Series 4 and Series 53, and a FINRA Series 7 general securities license.

      William W. Gribbell, age 48, is an Executive Vice President and a director of the Company. Since 1996, he has been an Executive Vice President of Franklin Street and has as his primary responsibility the direct equity placement of Franklin Street-sponsored investment programs. From 1993 through 1996 he was an executive officer of Boston Financial. From 1989 to 1993, Mr. Gribbell worked at Winthrop Financial Associates. Mr. Gribbell is a graduate of Boston University (B.A.). Mr. Gribbell holds a FINRA Series 7 general securities license.

      R. Scott MacPhee, age 50, is an Executive Vice President and a director of the Company. Since 1996, he has been an Executive Vice President of Franklin Street and has as his primary responsibility the direct equity placement of Franklin Street-sponsored investment programs. From 1993 through 1996 he was an executive officer of Boston Financial. From 1985 to 1993, Mr. MacPhee worked at Winthrop Financial Associates. Mr. MacPhee attended American International College. Mr. MacPhee holds a FINRA Series 7 general securities license.

      Janet Prier Notopoulos, age 60, is a Vice President and a director of the Company. In addition, she is President of FSP Property Management LLC and a Vice President and a director of Franklin Street and has as her primary responsibility the oversight of the management of the real estate assets of Franklin Street and its affiliates. Prior to joining Franklin Street in 1997, Ms. Notopoulos was a real estate and marketing consultant for various clients. From 1975 to 1983, she was Vice President of North Coast Properties, Inc., a Boston real estate investment company. Between 1969 and 1973, she was a real estate paralegal at Goodwin, Procter & Hoar. Ms. Notopoulos is a graduate of Wellesley College (B.A.) and the Harvard School of Business Administration (M.B.A).

      Each of our directors holds office from the time of his or her election until the next annual meeting and until a successor is elected and qualified, or until such director's earlier death, resignation or removal. Each of the above persons has been associated with us since our inception in 2005. Each of them is an employee of FSP Investments, a wholly-owned subsidiary of Franklin Street, which is the sole owner of the Common Stock. Each of our officers serves in that capacity at the request of Franklin Street.

      Mr. Carter, Ms. Fournier, Mr. MacPhee, Mr. Gribbell and Ms. Notopoulos also serve as directors of FSP Galleria North Corp. and FSP 50 South Tenth Street Corp., both of which are public reporting companies sponsored by Franklin Street. In their capacities as directors of FSP Galleria North Corp. and FSP 50 South Tenth Street Corp., Mr. Carter, Ms. Fournier, Mr. MacPhee, Mr. Gribbell and Ms. Notopoulos each holds office from the time of his or her election until the next annual meeting and until a successor is elected and qualified, or until such director's earlier death, resignation or removal.

Sections 16(a) Beneficial Ownership Reporting Compliance

      Based solely on its review of copies of reports filed by the directors and executive officers of the Company pursuant to Section 16(a) of the Exchange Act, the Company believes that during 2007 all filings required to be made by its reporting persons were timely made in accordance with the requirements of the Exchange Act.

Corporate Governance

      Our board of directors does not have standing compensation, nominating and corporate governance or audit committees. Our officers are compensated by Franklin Street in connection with their employment by Franklin Street and serve as our executive officers at Franklin Street's request. Our directors are officers of Franklin Street and we do not consider it necessary to establish a nominating committee or a policy for reviewing nominees recommended by stockholders. We do not have a director who qualifies as an "audit committee financial expert" under the regulations of the SEC. We have not adopted a code of business conduct or code of ethics for our executive officers because all of our officers are officers of Franklin Street and are governed by Franklin Street's code of business conduct and ethics.

Item 11. Executive Compensation

      Each of the executive officers of the Company is compensated by Franklin Street in connection with his or her employment by Franklin Street and serves as an executive officer of the Company at Franklin Street's request without compensation. Franklin Street is subject to the informational requirements of the Exchange Act, and, in accordance therewith, files reports and other information with the Securities and Exchange Commission (SEC). Franklin Street's common stock is traded on the American Stock Exchange under the symbol "FSP".

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following tables set forth the beneficial ownership of the Company's Common Stock and Preferred Stock as of March 1, 2008 by each holder who beneficially owns more than five percent of the Company's Common Stock or Preferred Stock, by each director, by each of the Company's executive officers and by all current directors and executive officers as a group. To the Company's knowledge, no person or group, other than as set forth below, beneficially owns more than five percent of the Company's Common Stock or Preferred Stock.

Common Stock                                 Number of Shares    Percentage of
                                               Beneficially       Outstanding
Name of Holder                                    Owned           Common Stock
--------------------------------------------------------------------------------

Franklin Street Properties Corp. (1)                  1              100%

George J. Carter(2)                                  --                0%

Barbara J. Fournier(2)                               --                0%

R. Scott MacPhee(2)                                  --                0%

William W. Gribbell(2)                               --                0%

Janet P. Notopoulos(2)                               --                0%

All Directors and Executive Officers as a
  Group (consisting of 5 persons)(2)                 --                0%

Preferred Stock                               Number of Shares    Percentage of
                                                Beneficially       Outstanding
Name of Holder                                     Owned         Preferred Stock
--------------------------------------------------------------------------------

Franklin Street Properties Corp. (1)                48                4.6%

George J. Carter(2)                                 --                  0%

Barbara J. Fournier(2)                              --                  0%

R. Scott MacPhee(2)                                 --                  0%

William W. Gribbell(2)(3)                           0.25             0.02%

Janet P. Notopoulos(2)                              --                  0%

Edward Darman Company Limited Partnership(4)        98               9.33%

All Directors and Executive Officers as a
  Group (consisting of 5 persons)                   0.25             0.02%


(1) The address of Franklin Street Properties Corp. is 401 Edgewater Place, Suite 200, Wakefield, Massachusetts 01880-6210.

(2) Each of the Executive Officers is employed by FSP Investments LLC, a subsidiary of Franklin Street Properties Corp. Franklin Street Properties Corp. owns 100% of the issued and outstanding Common Stock of the Company.

(3)   The fractional share is held by Mr. Gribbell's spouse.

(4) Edward Darman is the President and Chief Executive Officer of Edward Darman Company Limited Partnership, or the Partnership, and, in such capacity, has sole voting and dispositive power over the shares of Preferred Stock held by the Partnership. The address of the Partnership is c/o Saxon Real Estate Partners, 200 Oak Point Drive, Middleboro, Massachusetts 02346-1325.

Equity Compensation Plan Information

      The Company does not have any equity compensation plans.

Item 13. Certain Relationships and Related Transactions and Director
         Independence

Certain Relationships and Related Transactions

      Messrs. Carter, MacPhee and Gribbell and Mses. Fournier and Notopoulos, each of whom is an executive officer of the Company, are executive officers of Franklin Street and, except for Messrs. MacPhee and Gribbell, are directors of Franklin Street. None of such persons received any remuneration from the Company for their services.

      We have in the past engaged in and currently engage in transactions with a related party, FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property for the corresponding month. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days' written notice. For the year ended December 31, 2007 and the period ended December 31, 2006 management fees paid were $143,000 and $116,000, respectively. No other related transactions were paid to FSP in 2007 because the final closing of the sale of shares of Preferred Stock occurred in September 2006.

      Franklin Street is the sole holder of our one share of Common Stock that is issued and outstanding. Subsequent to the completion of the private placement of the Preferred Stock in September 2006, Franklin Street was not and is not currently entitled to share in any earnings or any related dividend related to the Common Stock of the Company.

      The following is a summary of related party transactions that occurred with FSP during the period ended December 31, 2006. None of the related party transactions described below are expected to impact our results of operations, financial position, or liquidity for future periods.

o We paid acquisition fees of $501,000 and other offering costs of $363,000 to FSP for the period ended December 31, 2006. Such fees were included in the cost of the real estate. The Company also paid organizational costs of $40,000 to FSP in 2006.

o We paid syndication fees of $8,016,000 to FSP for the period ended December 31, 2006, for services related to syndication of the Company's Preferred Stock, which were for its efforts to identify accredited investors and subsequently complete the sale of Preferred Stock to them.

o During 2006, we borrowed from and repaid to FSP the First Mortgage Loan in the original principal amount of $74,500,000 and interest equal to the rate paid by FSP on its line of credit. The proceeds of the First Mortgage Loan were used to acquire the Property. In 2006, interest paid to FSP was $1,078,000. The average interest rate during the time the First Mortgage Loan was outstanding was 6.13%.

o We paid commitment fees of $5,762,000 for the period ended December 31, 2006 to FSP for obtaining the First Mortgage Loan. Such amounts are included as in interest expense in our financial statements.

o We made distributions of $517,000 to FSP as the sole holder of our Common Stock relating to our earnings prior to the completion of the private placement offering of our Preferred Stock in September 2006.

Director Independence

      Our securities are not listed on a national securities exchange or in an inter-dealer quotation system. None of our directors qualifies as "independent" under the standards of the American Stock Exchange, where Franklin Street is listed.

Item 14. Principal Accountant Fees and Services

Independent Auditor Fees and Other Matters

      The following tables summarize the aggregate fees billed by the Company's independent registered public accounting firm, Braver PC, for audit services for each of the last two fiscal years and for other services rendered to the Company in each of the last two fiscal years.

Fee Category                2007          2006
------------                ----          ----
Audit Fees (1)          $   61,000    $   72,500
Audit-Related Fees (2)
Tax Fees (3)                 3,000         4,600
All Other Fees (4)
                       ------------  ------------
    Total Fees          $   64,000    $   77,100
                       ============  ============

      (1) Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

      (2) Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under "Audit Fees".

      (3) Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to the preparation of tax returns, claims for refunds and tax payment-planning services, accounted for $3,000 of the total tax fees incurred in 2007, and accounted for $4,600 of the total tax fees incurred in 2006.

      (4) The Company was not billed by its independent registered public accounting firm in 2007 or 2006 for any other fees.

Pre-Approval Policy and Procedures

      The Company has not adopted policies and procedures relating to the pre-approval of audit and non-audit services that are to be performed by the Company's independent registered public accounting firm.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

      (a)   The following documents are filed as part of this report.

            1. Financial Statements: The Financial Statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

            2. Financial Statement Schedule: The Financial Statement Schedule listed on the accompanying Index to Financial Statements is filed as part of this Annual Report on Form 10-K.

            3. Exhibits: The Exhibits listed in the Exhibit Index are filed as part of this Annual Report on Form 10-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of March 10, 2008 by the undersigned, thereunto duly authorized.

                            FSP PHOENIX TOWER CORP.

                            By: /s/ George J. Carter
                                ------------------------
                                George J. Carter
                                President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                                Date
---------                    -----                                ----

/s/ George J. Carter         President and Director               March 10, 2008
-------------------------    (Principal Executive Officer)
George J. Carter

/s/ Barbara J. Fournier      Vice President, Chief Operating      March 10, 2008
-------------------------    Officer, Treasurer, Secretary and
Barbara J. Fournier          Director (Principal Financial
                             Officer and Principal Accounting
                             Officer)

/s/ R. Scott MacPhee         Director, Executive Vice President   March 10, 2008
-------------------------
R. Scott MacPhee

/s/ William W. Gribbell      Director, Executive Vice President   March 10, 2008
-------------------------
William W. Gribbell

/s/ Janet P. Notopoulos      Director, Vice President             March 10, 2008
-------------------------
Janet P. Notopoulos

                                  EXHIBIT INDEX

Exhibit No.      Description
-----------      -----------

   3.1 Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to FSP Phoenix Tower Corp.'s Registration Statement on Form 10, as amended (File No. 000-52559)

   3.2 By-Laws, incorporated herein by reference to Exhibit 3.2 to FSP Phoenix Tower Corp.'s Registration Statement on Form 10, as amended (File No. 000-52559)

   10.1          WAMU Lease, as amended, incorporated herein by reference to
                 Exhibit 10.1 to FSP Phoenix Tower Corp.'s Registration Statement on Form 10, as amended (File No. 000-52559), and incorporated by reference to Exhibit 10.1 and Exhibit 10.2 to FSP Phoenix Tower Corp.'s Quarterly Statement on Form 10-Q for the Quarter Ended September 30, 2007 (File No. 000-52559)

   10.2 Asset Management Agreement, incorporated herein by reference to Exhibit 10.2 to FSP Phoenix Tower Corp.'s Registration Statement on Form 10, as amended (File No. 000-52559)

   10.3          Voting Agreement, incorporated herein by reference to Exhibit
                 10.3 to FSP Phoenix Tower Corp.'s Registration Statement on Form 10, as amended (File No. 000-52559)

   10.4 Permian Mud Service, Inc. d/b/a Champion Technologies Lease, as amended

   21.1 Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21.1 to FSP Phoenix Tower Corp.'s Registration Statement on Form 10, as amended (File No. 000-52559)

   31.1 Certification of FSP Phoenix Tower Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2 Certification of FSP Phoenix Tower Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1 Certification of FSP Phoenix Tower Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.2 Certification of FSP Phoenix Tower Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                             FSP Phoenix Tower Corp.
                          Index to Financial Statements

                                Table of Contents

                                                                           Page
                                                                           ----
Financial Statements

Report of Independent Registered Public Accounting Firm...................  F-2

Balance Sheets as of December 31, 2007 and 2006...........................  F-3

Statements of Operations for the year ended December 31, 2007 and for the period February 22, 2006 (date operations commenced)
    to December 31, 2006..................................................  F-4

Statements of Changes in Stockholders' Equity for the period
    February 22, 2006 (date operations commenced) to December 31, 2006, and for the year ended December 31, 2007..............................  F-5

Statements of Cash Flows for the year ended December 31, 2007 and for the period February 22, 2006 (date operations commenced)
    to December 31, 2006..................................................  F-6

Notes to Financial Statements.............................................  F-7

Financial Statement Schedule - Schedule III............................... F-16

                            [LETTERHEAD OF BRAVER PC]


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders
FSP Phoenix Tower Corp.
Wakefield, Massachusetts


We have audited the accompanying balance sheets of FSP Phoenix Tower Corp. as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2007 and for the period from February 22, 2006 (date operations commenced) to December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FSP Phoenix Tower Corp. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the year ended December 31, 2007 and for the period from February 22, 2006 (date operations commenced) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Braver PC
Newton, Massachusetts
March 10, 2008

                             FSP Phoenix Tower Corp.
                                 Balance Sheets

                                                                           December 31,
                                                                     -----------------------
(in thousands, except share and par value amounts)                       2007        2006
============================================================================================

Assets:

Real estate investments, at cost:
     Land                                                               $  3,300    $  3,300
     Buildings and improvements                                           74,856      68,042
     Furniture and fixtures                                                   42           9
--------------------------------------------------------------------------------------------
                                                                          78,198      71,351

     Less accumulated depreciation                                         3,311       1,466
--------------------------------------------------------------------------------------------

Real estate investments, net                                              74,887      69,885

Acquired real estate leases, net of accumulated amortization
   of $2,286 and $1,148                                                    2,011       3,368
Acquired favorable real estate leases, net of accumulated
   amortization of $1,031 and $482                                           512       1,086
Cash and cash equivalents                                                 12,718      18,836
Tenant rent receivables, less allowance for doubtful accounts
   of $36 and $0, respectively                                               535         652
Step rent receivable                                                         569         339
Deferred leasing costs, net of accumulated
   amortization of $98 and $22                                               967         167
Prepaid expenses and other assets                                             68         132
--------------------------------------------------------------------------------------------

     Total assets                                                       $ 92,267    $ 94,465
============================================================================================

Liabilities and Stockholders' Equity:

Liabilities:
Accounts payable and accrued expenses                                   $  5,122    $  3,679
Tenant security deposits                                                     213         145
Acquired unfavorable real estate leases, net of accumulated
   amortization of $221 and $115                                             590         711
--------------------------------------------------------------------------------------------

     Total liabilities                                                     5,925       4,535
--------------------------------------------------------------------------------------------

Commitments and Contingencies:                                                --          --

Stockholders' Equity:
     Preferred Stock, $.01 par value, 1,050 shares authorized,
       1,050 issued and outstanding at December 31, 2007 and
       2006, aggregate liquidation preference $105,000                        --          --

     Common Stock, $.01 par value, 1 share
       authorized, issued and outstanding                                     --          --
     Additional paid-in capital                                           96,188      96,188
     Retained earning (deficit) and distributions in excess of            (9,846)     (6,258)
        earnings
--------------------------------------------------------------------------------------------

     Total Stockholders' Equity                                           86,342      89,930
--------------------------------------------------------------------------------------------

     Total Liabilities and Stockholders' Equity                         $ 92,267    $ 94,465
============================================================================================
                                             See accompanying notes to financial statements.

                             FSP Phoenix Tower Corp.
                            Statements of Operations

                                                                                          For the Period
                                                                                         February 22, 2006
                                                                                         (date operations
                                                                    For the Year Ended     commenced) to
                                                                                           December 31,
(in thousands, except per share and share amounts)                  December 31, 2007          2006
==========================================================================================================

Revenues:
     Rental                                                         $      14,219          $      11,996
----------------------------------------------------------------------------------------------------------

       Total revenue                                                       14,219                 11,996
----------------------------------------------------------------------------------------------------------

Expenses:

     Rental operating expenses                                              5,461                  4,775
     Real estate taxes and insurance                                        1,885                  1,579
     Depreciation and amortization                                          3,278                  2,636
     Interest                                                                  --                  6,840
----------------------------------------------------------------------------------------------------------

       Total expenses                                                      10,624                 15,830
----------------------------------------------------------------------------------------------------------

Net income (loss) before interest income                                    3,595                 (3,834)

Interest income                                                               773                    464
----------------------------------------------------------------------------------------------------------

Net income (loss)                                                           4,368                 (3,370)

Distributions paid to common stockholder                                       --                    517
----------------------------------------------------------------------------------------------------------

Net income (loss) attributable to preferred stockholders            $       4,368          $      (3,887)
==========================================================================================================

Weighted average number of preferred shares outstanding,
   basic and diluted                                                        1,050                    837
==========================================================================================================

Net income (loss) per preferred share, basic and diluted            $       4,160          $      (4,644)
==========================================================================================================
                                                           See accompanying notes to financial statements.

                             FSP Phoenix Tower Corp.
                  Statements of Changes in Stockholders' Equity
         For the Period February 22, 2006 (date operations commenced) to
             December 31, 2006 and the year ended December 31, 2007

                                                                                     Retained Earnings
                                                                                         (Deficit)
                                                                       Additional    and Distributions        Total
(in thousands, except                     Preferred       Common        Paid-in         in Excess of      Stockholders'
per share and share amounts)                Stock         Stock         Capital           Earnings           Equity
=======================================================================================================================

Issuance of common share                 $     --       $     --     $         10     $         --      $         10

Private offering of 1,050 shares, net          --             --           96,178               --            96,178

Distributions - common stockholders
  or $517,000 per common share                 --             --               --             (517)             (517)

Distributions - preferred stockholders
  or $2,383 per preferred share                --             --               --           (2,371)           (2,371)

Net loss                                       --             --               --           (3,370)           (3,370)
-----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2006                     --             --           96,188           (6,258)           89,930

Distributions - preferred stockholders
  or $7,577 per preferred share                --             --               --           (7,956)           (7,956)

Net income                                     --             --               --            4,368             4,368
-----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2007               $     --       $     --     $     96,188     $     (9,846)     $     86,342
=======================================================================================================================
                                                                        See accompanying notes to financial statements.

                             FSP Phoenix Tower Corp.
                            Statements of Cash Flows

                                                                                        For the Period
                                                                                         February 22,
                                                                                          2006 (date
                                                                        For the           operations
                                                                       Year Ended        commenced) to
(in thousands)                                                      December 31, 2007  December 31, 2006
========================================================================================================
Cash flows from operating activities:
     Net income (loss)                                               $       4,368      $      (3,370)
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
           Depreciation and amortization                                     3,278              2,636
           Amortization of favorable real estate leases                        574                482
           Amortization of unfavorable real estate leases                     (121)              (115)
           Bad debt expense                                                     36                 --
        Changes in operating assets and liabilities:
           Tenant rent receivable                                               81               (652)
           Step rent receivable                                               (230)              (339)
           Prepaid expenses and other assets                                    64               (132)
           Accounts payable and accrued expenses                               286              2,980
           Tenant security deposits                                             68                145
           Payment of deferred leasing costs                                  (876)              (189)
-------------------------------------------------------------------------------------------------------

               Net cash provided by operating activities                     7,528              1,446
-------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchase of real estate assets                                         (5,690)           (70,652)
     Purchase of acquired real estate lease                                     --             (4,516)
     Purchase of acquired favorable/unfavorable real estate leases              --               (742)
-------------------------------------------------------------------------------------------------------

               Net cash used for investing activities                       (5,690)           (75,910)
-------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Proceeds from sale of company stock                                        --            104,326
     Syndication costs                                                          --             (8,138)
     Distributions to stockholders                                          (7,956)            (2,888)
     Proceeds from long-term debt                                               --             74,500
     Principal payments on long-term debt                                       --            (74,500)
-------------------------------------------------------------------------------------------------------

              Net cash provided by (used for) financing activities          (7,956)            93,300
-------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                        (6,118)            18,836

Cash and cash equivalents, beginning of period                              18,836                 --
-------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                             $      12,718      $      18,836
=======================================================================================================

Supplemental disclosure of cash flow information:
Cash paid for:
     Interest                                                        $          --      $       6,840
Disclosure of non-cash investing activities:
     Accrued costs for purchase of real estate assets                $       1,856      $         699
======================================================================================================
                                                       See accompanying notes to financial statements.

                             FSP Phoenix Tower Corp.
                          Notes to Financial Statements

1.    Organization

FSP Phoenix Tower Corp. (the "Company") was organized on December 20, 2005 as a corporation under the laws of the State of Delaware to purchase, own and operate, improve, and reposition a thirty-four story mulit-tenant office building containing approximately 629,054 rentable square feet of space located on approximately 2.1 acres of land in Houston, Texas (the "Property"). The Company acquired the Property and commenced operations on February 22, 2006. Franklin Street Properties Corp. ("Franklin Street") (AMEX: FSP) holds the sole share of the Company's common stock, $.01 par value per share (the "Common Stock"). Between March 2006 and September 2006, FSP Investments LLC (member, FINRA and SIPC), a wholly-owned subsidiary of Franklin Street, completed the sale on a best efforts basis of 1,050 shares of preferred stock, $.01 par value per share (the "Preferred Stock") in the Company. FSP Investments LLC sold the Preferred Stock in a private placement offering to "accredited investors" within the meaning of Regulation D under the Securities Act of 1933.

2.    Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The accompanying financial statements include all of the accounts of the Company. The results from inception to December 31, 2006 are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year.

ESTIMATES AND ASSUMPTIONS

The Company prepares its financial statements and related notes in conformity with accounting principles generally accepted in the United States of America ("GAAP"). These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

REAL ESTATE AND DEPRECIATION

Real estate assets are stated at the lower of cost or fair value, as appropriate, less accumulated depreciation.

Costs related to property acquisition and improvements are capitalized. Typical capital items include new roofs, site improvements, various exterior building improvements and major interior renovations. Funding for capital improvements typically is provided by cash set aside at the time the Property was purchased.

Routine replacements and ordinary maintenance and repairs that do not extend the life of the asset are expensed as incurred. Funding for repairs and maintenance items typically is provided by cash flows from operating activities.

Depreciation is computed using the straight-line method over the assets' estimated useful lives as follows:

                 Category                      Years
                 --------                      -----

                 Building - Commercial          39
                 Building Improvements         15-39
                 Furniture & Equipment          5-7

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset's current carrying value and its fair value based on discounting its estimated future cash flows. At December 31, 2007 and 2006, no such indicators of impairment were identified.

Depreciation expense of $1,845,000 and $1,466,000 is included in Depreciation and Amortization in the Company's Statements of Operations for the year ended December 31, 2007 and the period ended December 31, 2006, respectively.

                             FSP Phoenix Tower Corp.
                          Notes to Financial Statements

2.    Summary of Significant Accounting Policies (continued)

ACQUIRED REAL ESTATE LEASES

The acquired real estate leases represents the estimated value of legal and leasing costs related to the acquired leases that was included in the purchase price when the Company acquired the Property. Under Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations", which was approved by the Financial Accounting Standards Board ("FASB") in June 2001, the Company is required to segregate these costs from its investment in real estate. The Company subsequently amortizes these costs on a straight-line basis over the remaining life of the related leases. Amortization expense of $1,357,000 and $1,148,000 is included in Depreciation and Amortization in the Company's Statements of Operations for the year ended December 31, 2007 and the period ended December 31, 2006, respectively.

Acquired real estate lease costs included in the purchase price of the Property were $4,516,000 and are being amortized over the weighted-average period of five years in respect of the leases assumed. Detail of the acquired real estate leases is as follows:

                                               December 31,
                                            ------------------
                 (in thousands)               2007       2006
                 --------------             -------    -------
                 Cost                       $ 4,297    $ 4,516
                 Accumulated amortization    (2,286)    (1,148)
                                            -------    -------
                 Book value                 $ 2,011    $ 3,368
                                            =======    =======

The estimated annual amortization for the five years succeeding December 31, 2007 is as follows:

                (in thousands)
                --------------
                2008                       $    577
                2009                       $    386
                2010                       $    284
                2011                       $    243
                2012                       $    182

ACQUIRED FAVORABLE REAL ESTATE LEASES

Acquired favorable real estate leases represents the value related to the lease when the lease payments due under a tenant's lease exceed the market rate of the lease at the date the Property was acquired. Under SFAS No. 141 the Company is required to report this value separately from its investment in real estate. The Company subsequently amortizes this amount on a straight-line basis over the remaining life of the tenants' lease. Amortization of $574,000 and $482,000 is shown as a reduction of rental income in the Company's Statements of Operations for the year ended December 31, 2007 and the period ended December 31, 2006, respectively.

The acquired favorable real estate lease costs included in the purchase price of the property was $1,568,000 and is being amortized over a weighted-average period of five years in respect of the leases assumed. Detail of the acquired favorable real estate lease is as follows:

                                               December 31,
                                            ------------------
                 (in thousands)               2007       2006
                 --------------             -------    -------
                 Cost                       $ 1,543    $ 1,568
                 Accumulated amortization    (1,031)      (482)
                                            -------    -------
                 Book value                 $   512    $ 1,086
                                            =======    =======

                             FSP Phoenix Tower Corp.
                          Notes to Financial Statements

2.    Summary of Significant Accounting Policies (continued)

ACQUIRED FAVORABLE REAL ESTATE LEASES (continued)

The estimated annual amortization for the five years succeeding December 31, 2007 is as follows:

                 (in thousands)
                 --------------
                 2008                           $    166
                 2009                           $     80
                 2010                           $     70
                 2011                           $     66
                 2012                           $     64

ACQUIRED UNFAVORABLE REAL ESTATE LEASES

The Company accounts for leases acquired via direct purchase of real estate assets under the provisions of SFAS No. 141. Acquired unfavorable real estate leases represent the value relating to leases with rents below the market rate. Amortization is computed using the straight-line method over the lives of the leases assumed. Amortization of $121,000 and $115,000 is included with rental revenue in the Company's Statements of Operations for the year ended December 31, 2007 and the period ended December 31, 2006, respectively.

The acquired unfavorable real estate leases included in the purchase price of the property were $826,000 and the weighted average amortization period is six years in respect of the leases assumed. Detail of the acquired unfavorable real estate leases are as follows:

                                       December 31,     December 31,
           (in thousands)                  2007             2006
           -------------               -----------------------------
           Cost                        $        811     $        826
           Accumulated amortization            (221)            (115)
                                       -----------------------------
           Book value                  $        590     $        711
                                       =============================

The estimated annual amortization for the five years succeeding December 31, 2007 is as follows:

                 (in thousands)
                 --------------
                 2008                           $    102
                 2009                           $     91
                 2010                           $     81
                 2011                           $     75
                 2012                           $     75


CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents. The Company has set aside funded reserves of $5,856,000 and $13,579,000 at December 31, 2007 and 2006, respectively, in anticipation of future capital needs of the Property. These funds typically are used for the payment of real estate assets and deferred leasing commissions; however, there is no legal restriction on their use and they may be used for any Company purpose.

CONCENTRATION OF CREDIT RISKS

Cash, cash equivalents and short-term investments are financial instruments that potentially subject the Company to a concentration of credit risk. The Company maintains its cash balances and short-term investments principally in banks which the Company believes to be creditworthy. The Company periodically assesses the financial condition of the banks and believes that the risk of loss is minimal. Cash balances held with various financial institutions frequently exceed the insurance limit of $100,000 provided by the Federal Deposit Insurance Corporation.

                             FSP Phoenix Tower Corp.
                          Notes to Financial Statements

2.    Summary of Significant Accounting Policies (continued)

CONCENTRATION OF CREDIT RISKS (continued)

For the year ended December 31, 2007 and the period ended December 31, 2006, rental income was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

The following tenants represent greater than 10% of rental revenue as of December 31, 2007 and 2006:

                  Tenant                          2007     2006
                  ----------------------------------------------
                  Washington Mutual               47%       43%

Washington Mutual's lease expired on February 29, 2008.

FINANCIAL INSTRUMENTS

The Company estimates that the carrying value of cash and cash equivalents approximate their fair values based on their short-term maturity and prevailing interest rates.

STEP RENT RECEIVABLE

The leases provides for fixed rental increases over the life of the lease. Rental revenue is recognized on the straight-line basis over the related lease term; however, billings by the Company are based on required minimum rentals in accordance with the lease agreements. Step rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, is $569,000 and $339,000 at December 31, 2007 and 2006, respectively.

TENANT RENT RECEIVABLE

Tenant rent receivable is reported at the amount the Company expects to collect on balances outstanding at year-end. Management monitors outstanding balances and tenant relationships and concluded that a allowance of $36,000 as of December 31, 2007 is sufficient.

DEFERRED LEASING COSTS

Deferred leasing commissions represent direct and incremental external leasing costs incurred in the leasing of commercial space. These costs are capitalized and are amortized on a straight-line basis over a weighted average periods of seven years in respect of the terms of the related lease agreement. Amortization expense was $76,000 and $22,000 for the year ended December 31, 2007 and the period ended December 31, 2006, respectively. Detail of the deferred leasing costs are as follows:

                                       December 31,     December 31,
           (in thousands)                  2007             2006
           -------------               -----------------------------
           Cost                        $     1,065      $       189
           Accumulated amortization            (98)             (22)
                                       ----------------------------
           Book value                  $       967      $       167
                                       ============================

The estimated annual amortization for the five years succeeding December 31, 2007 is as follows:

                   (in thousands)
                   --------------
                   2008                            $     144
                   2009                            $     130
                   2010                            $     121
                   2011                            $     116
                   2012                            $      93

                             FSP Phoenix Tower Corp.
                          Notes to Financial Statements

2.    Summary of Significant Accounting Policies (continued)

SYNDICATION FEES

      Syndication fees are selling commissions and other costs that were associated with the initial offering of shares of the Company's Preferred Stock. Such costs, in the amount of $8,138,000 are included as a reduction in Stockholders' Equity in the Company's Balance Sheet as of December 31, 2006.

REVENUE RECOGNITION

The Company has retained substantially all of the risks and benefits of ownership of the Company's commercial property and accounts for its lease as an operating lease. Rental income from the lease, which may include rent concession (including free rent and tenant improvement allowances) and scheduled increases in rental rates during the lease term, is recognized on a straight-line basis. The Company does not have any percentage rent arrangements with its commercial property tenant. Reimbursable costs are included in rental income in the period earned. A schedule showing the components of rental revenue is shown below.

                                            December 31,      December 31,
      (in thousands)                            2007             2006
      ====================================================================
      Income from leases                    $     10,590      $     9,772
      Straight-line rent adjustment                  210              339
      Reimbursable expenses                        3,872            2,252
      Amortization of favorable leases              (574)            (482)
      Amortization of unfavorable leases             121              115
      --------------------------------------------------------------------

           Total                            $     14,219      $    11,996
      ====================================================================

INTEREST INCOME

Interest income is recognized when the earnings process is complete.

INCOME TAXES

The Company has elected to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally is entitled to a tax deduction for dividends paid to its stockholders, thereby effectively subjecting the distributed net income of the Company to taxation at the stockholder level only. The Company must comply with a variety of restrictions to maintain its status as a REIT. These restrictions include the type of income it can earn, the type of assets it can hold, the number of stockholders it can have and the concentration of their ownership, and the amount of the Company's taxable income that must be distributed annually.

NET INCOME PER SHARE

The Company follows SFAS No. 128 "Earnings per Share", which specifies the computation, presentation and disclosure requirements for the Company's net income per share. Basic net income per share of Preferred Stock is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share of Preferred Stock reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at December 31, 2007 and 2006. Subsequent to the completion of the offering of shares of Preferred Stock, the holders of Common Stock are not entitled to share in any income nor in any related dividend.

RECENT ACCOUNTING STANDARD

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

                             FSP Phoenix Tower Corp.
                          Notes to Financial Statements

3.    Note Payable

The Company had a note payable secured by the Property with an original principal balance of $74,500,000. The note payable was subsequently repaid from the proceeds of a series of closings of the sale of the Company's Preferred Stock between March 2006 and September 2006. The note payable had a term of two years, and was prepaid without penalty in full as of September 2006. The interest rate on the note payable was equal to the rate payable by Franklin Street on borrowings under its line of credit with its bank. The weighted average interest rate during the time the loan was outstanding was 6.13%.

4.    Income Taxes

The Company files as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended. In order to qualify as a REIT, the Company is required to distribute at least 90% of its taxable income to stockholders and to meet certain asset and income tests as well as certain other requirements. The Company will generally not be liable for federal income taxes, provided it satisfies these requirements. Even as a qualified REIT, the Company is subject to certain state and local taxes on its income and property.

The Company's adoption of the provisions of FASB No. 48 (Accounting for Uncertainty in Income Taxes), ("FIN 48") effective January 1, 2007 did not result in recording a liability, nor was any accrued interest and penalties recognized with the adoption of FIN 48. Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future. The Company's effective tax rate was not affected by the adoption of FIN
48. The Company files income tax returns in the U.S. federal jurisdiction and the state of Texas. The statute of limitations for the Company's income tax returns is generally three years and as such, the Company's returns that remain subject to examination would be from 2006 and thereafter.

For the period ended December 31, 2006, the Company incurred a net operating loss for income tax purposes of approximately $2,267,000 that can be carried forward until it expires in the year 2026.

At December 31, 2007, the Company's net tax basis of its real estate assets was $79,934,000.

The following schedule reconciles net income (loss) to taxable income (loss) subject to dividend requirements, which are calculated annually:

                                                       Year Ended December 31,
                                                    ----------------------------
(in thousands)                                            2007         2006
================================================================================

Net Income (loss)                                       $  4,368    $ (3,370)

Add:  Book depreciation and amortization                   3,278       2,636
      Amortization of favorable real estate leases           574         482
      Deferred rent                                           30          50
      Organization costs                                      --          40
Less: Tax depreciation and amortization                   (1,965)     (1,651)
      Amortization of unfavorable real estate lease         (121)       (115)
      Straight-line rents                                   (234)       (339)
------------------------------------------------------------------------------
Taxable income (loss)[1]                                $  5,930    $ (2,267)
==============================================================================

(1)   A tax loss is not subject to a dividend requirement.

The following schedule summarizes the tax components of the distributions paid, which are calculated annually, for the periods ended December 31:

(dollars in thousands)            2007                       2006
                         ---------------------   -----------------------------
                         Preferred        %      Preferred   Common       %
                         ---------    --------   ---------  --------  --------
Ordinary income           $  6,021       76%     $     --   $     --      0%
Return of Capital            1,935       24%        2,371        517    100%
                         ---------    --------   ---------  ---------  -------
Total                     $  7,956      100%     $  2,371   $    517    100%
                         =========    ========   =========  ========= ========

                             FSP Phoenix Tower Corp.
                          Notes to Financial Statements

5.  Capital Stock

PREFERRED STOCK

Generally, each holder of shares of Preferred Stock is entitled to receive ratably all dividends, if any, declared by the Board of Directors out of funds legally available. The right to receive dividends is non-cumulative, and no right to dividends shall accrue by reason of the fact that no dividend has been declared in any prior year. Each holder of shares of Preferred Stock will be entitled to receive, to the extent that funds are available therefore, $100,000 per share of Preferred Stock, before any payment to the holder of Common Stock, out of distributions to stockholders upon liquidation, dissolution or the winding up of the Company; the balance of any such funds available for distribution will be distributed among the holders of shares of Preferred Stock and the holder of Common Stock, pro rata based on the number of shares held by each; provided, however, that for these purposes, one share of Common Stock will be deemed to equal one-tenth of a share of Preferred Stock.

In addition to certain rights to remove and replace directors, the holders a majority of the then outstanding shares of Preferred Stock shall have the further right to approve or disapprove a proposed sale of the Property, the merger of the Company with any other entity and amendments to the corporate charter. A vote of the holders of not less than 66.67% of then outstanding shares of Preferred Stock is required for the issuance of any additional shares of capital stock. Holders of shares of Preferred Stock have no redemption or conversion rights.

COMMON STOCK

Franklin Street is the sole holder of the Company's Common Stock. Franklin Street has the right to vote to elect the directors of the Company and to vote on all matters, subject to the voting rights of the Preferred Stock set forth above. Subsequent to the completion of the offering of the shares of Preferred Stock in September 2006, Franklin Street, as the holder of Common Stock, was not entitled to share in any earnings nor any related dividend.

6.    Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street and its subsidiaries, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property for the corresponding month. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days' written notice. For the year ended December 31, 2007 and the period ended December 31, 2006, management fees paid were $143,000 and $116,000, respectively. No other related transactions were paid to FSP in 2007 because the final closing of the sale of shares of Preferred Stock occurred in September 2006.

The following is a summary of related party transactions that occurred with FSP during the period ended December 31, 2006. None of the related party transactions described below are expected to impact our results of operations, financial position, or liquidity for future periods.

      o We paid acquisition fees of $501,000 and other offering costs of $363,000 to FSP for the period ended December 31, 2006. Such fees were included in the cost of the real estate. The Company also paid organizational costs of $40,000 to FSP in 2006 which were expensed when incurred.

      o We paid syndication fees of $8,016,000 to FSP for the period ended December 31, 2006, for services related to syndication of the Company's Preferred Stock, which were for its efforts to identify accredited investors and subsequently complete the sale of Preferred Stock to them. No syndication fees were paid to FSP in 2007 because the private placement of Preferred Stock was completed in 2006.

      o During 2006, we borrowed from and repaid to FSP the First Mortgage Loan in the original principal amount of $74,500,000 and interest equal to the rate paid by FSP on its line of credit. The proceeds of the First Mortgage Loan were used to acquire the Property. In 2006, interest paid to FSP was $1,078,000. The average interest rate during the time the First Mortgage Loan was outstanding was 6.13%.

                             FSP Phoenix Tower Corp.
                          Notes to Financial Statements

6.    Related Party Transactions (continued)

      o We paid commitment fees of $5,762,000 for the period ended December 31, 2006 to FSP for obtaining the First Mortgage Loan. Such amounts are included as in interest expense in our financial statements.

      o We made distributions of $517,000 to FSP as the sole holder of our Common Stock relating to our earnings prior to the completion of the private placement offering of our Preferred Stock in September 2006.

7.    Commitments and Contingencies

The Company, as lessor, has minimum future rentals due under non-cancelable operating leases as follows:

                                    Year Ending
              (in thousands)        December 31,      Amount
                                   -------------     --------
                                        2008         $  5,865
                                        2009            4,660
                                        2010            3,942
                                        2011            3,724
                                        2012            2,915
                                     Thereafter        11,003
                                                     --------
                                                     $ 32,109
                                                     ========

In addition, the lessees are liable for real estate taxes and certain operating expenses of the Property.

Upon acquiring the commercial rental property on February 22, 2006, the Company was assigned the lease agreements between the seller of the Property and the existing tenants.

Upon acquiring the commercial rental property on February 22, 2006, the Company was assigned a lease agreement to lease parking spaces at an adjacent property for approximately 190 additional uncovered off-site parking spaces. The lease expires on February 28, 2019. Future minimum lease payments payable by the Company are as follows:

                                    Year Ending
              (in thousands)        December 31,      Amount
                                    ------------     --------
                                        2008         $    194
                                        2009              194
                                        2010              194
                                        2011              194
                                        2012              194
                                     Thereafter         1,358
                                                     --------
                                                     $  2,328
                                                     ========

During the year ended December 31, 2007, we entered into construction agreements with Haley-Greer, Inc for approximately $5.3 million of glass facade remediation in conjunction with the repositioning of the Property in the marketplace with completion projected for 2008. As of December 31, 2007, $2.9 millions of work has been completed under the construction agreements.

On November 5, 2007, the Company entered into a construction contract with D.E. Harvey Builders for approximately $1.7 million to upgrade the ground floor lobby, the ninth floor sky lobby, the streetscape and for general landscaping upgrades. As of December 31, 2007, $1.5 millions of work has been completed under the construction agreement. Completion is projected for 2008.

8.    Segment Reporting

The Company operates in one industry segment - real estate ownership of commercial property. As of December 31, 2007 and 2006 the Company owned and operated a thirty-four story office tower in that one segment.

                             FSP Phoenix Tower Corp.
                          Notes to Financial Statements

9.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consists of accounts payable, accrued property tax, deferred rental income and other accrued expenses. A schedule showing these components is as follows:

                                             December 31,   December 31,
       (in thousands)                           2007           2006
       ===================================================================

       Accrued property tax                  $      1,745   $      1,694
       Deferred rental income                         903            710
       Accrued capital expenditures                 1,541            236
       Accounts payable and other accrued
       expenses                                       618            576
       Due to tenant - tenant improvements            315            463
       -------------------------------------------------------------------

             Total                           $      5,122   $      3,679
       ===================================================================

10.   Subsequent Events

On January 18, 2008, the Board of Directors of the Company declared a cash distribution of $1,924,650 payable on February 20, 2008 to stockholders of record on January 31, 2008.

On February 29, 2008, the lease with Washington Mutual Bank, or WAMU, expired and WAMU vacated the majority of its leased premises. However, WAMU is continuing to occupy five floors, or approximately 103,954 square feet (17%) of rentable space, pursuant to the holdover provisions of its lease on a day-to-day basis. Management believes that WAMU will likely vacate the Property on or before March 31, 2008.

                                  SCHEDULE III

                             FSP Phoenix Tower Corp.
                    Real Estate and Accumulated Depreciation
                                December 31, 2007

                                                            Initial Cost
                                                    -------------------------------
                                                                           Costs
                                                                        Capitalized
                                                            Buildings   (Disposals)
                                                           Improvements  Subsequent
                                                               and           to
            Description          Encumbrances (1)   Land    Equipment   Acquisition
            -----------          ----------------   ----    ---------   -----------

Phoenix Tower, Houston, Texas                      $3,300     $66,806     $8,092

                                                     Historical Costs
                                   -----------------------------------------------------------------------------------


                                           Buildings                            Total Costs,
                                          Improvements                             Net of     Depreciable
                                              and       Total     Accumulated    Accumulated      Life      Date of
            Description            Land    Equipment     (2)      Depreciation  Depreciation     Years     Acquisition
            -----------            ----    ---------     ---      ------------  ------------     -----     -----------
                                  (dollars in thousands)
Phoenix Tower, Houston, Texas      $3,300   $74,898    $78,198       $3,311        $74,887        5-39        2006

                             FSP Phoenix Tower Corp.

The following table summarizes the changes in the Company's real estate investments and accumulated depreciation:

                                           December 31,           December 31,
                                           -------------------------------------
(in thousands)                                  2007                  2006
================================================================================
Real estate investments, at cost:
  Balance, beginning of period             $     71,351          $         --
    Acquisitions                                     --                70,106
    Improvements                                  6,847                 1,245
--------------------------------------------------------------------------------

  Balance, end of period                   $     78,198          $     71,351
================================================================================
Accumulated depreciation:
  Balance, beginning of period             $      1,466          $         --
     Depreciation                                 1,845                 1,466
--------------------------------------------------------------------------------

  Balance, end of period                   $      3,311          $      1,466
================================================================================