Form 10-Q
period 2008-03-31
FSP PHOENIX TOWER CORP
filed 2008-05-09
CIK 1354309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 - Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________.

Commission File Number:  000-52559

FSP Phoenix Tower Corp.
(Exact name of registrant as specified in its charter)

Delaware	20-3965390
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

401 Edgewater Place, Suite 200
Wakefield, MA 01880-6210
(Address of principal executive offices)(Zip Code)

(781) 557-1300
(Registrant’s telephone number, including area code)

N/A
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

YES ☒	NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 1,050, each as of May 9, 2008.

FSP Phoenix Tower Corp.

Form 10-Q

Quarterly Report
March 31, 2008

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements
FSP Phoenix Tower Corp.
Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and par value amounts)	March 31, 2008	December 31, 2007

Assets:

Real estate investments, at cost:
Land	$3,300	$3,300
Buildings and improvements	76,357	74,856
Furniture and fixtures	166	42
	79,823	78,198

Less accumulated depreciation	3,812	3,311

Real estate investments, net	76,011	74,887

Acquired real estate leases, net of accumulated amortization of $996 and $2,286, respectively	1,773	2,011
Acquired favorable real estate leases, net of accumulated amortization of $187 and $1,031, respectively	411	512
Cash and cash equivalents	7,910	12,718
Tenant rent receivables, less allowance for doubtful accounts
of $11 and $36, respectively	370	535
Step rent receivable	816	569
Deferred leasing costs, net of accumulated amortization of $147 and $98, respectively	1,306	967
Prepaid expenses and other assets	38	68

Total assets	$88,635	$92,267

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$2,644	$5,122
Tenant security deposits	214	213
Acquired unfavorable real estate leases, net of accumulated amortization of $224 and $221, respectively	563	590

Total liabilities	3,421	5,925

Commitments and Contingencies:	-	-

Stockholders’ Equity:
Preferred Stock, $.01 par value, 1,050 shares authorized, issued and outstanding, aggregate liquidation preference $105,000
at March 31, 2008 and December 31, 2007 respectively	-	-

Common Stock, $.01 par value, 1 share
authorized, issued and outstanding	-	-
Additional paid-in capital	96,188	96,188
Retained earnings (deficit) and distributions in excess of earnings	(10,974)	(9,846)

Total Stockholders’ Equity	85,214	86,342

Total Liabilities and Stockholders’ Equity	$88,635	$92,267
See accompanying notes to consolidated financial statements.

FSP Phoenix Tower Corp.
Consolidated Statements of Operations
(Unaudited)

	For the
	Three Months Ended
	March 31,
(in thousands, except share and per share amounts)	2008	2007

Revenues:
Rental	$3,384	$3,652

Total revenue	3,384	3,652

Expenses:

Rental operating expenses	1,324	1,297
Real estate taxes and insurance	554	499
Depreciation and amortization	788	816

Total expenses	2,666	2,612

Income before interest income	718	1,040

Interest income	79	215

Net income attributable to preferred stockholders	$797	$1,255

Weighted average number of preferred shares outstanding,
basic and diluted	1,050	1,050

Net income per preferred share, basic and diluted	$759	$1,195
See accompanying notes to consolidated financial statements.

FSP Phoenix Tower Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2008	2007

Cash flows from operating activities:
Net income	$797	$1,255
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	788	816
Amortization of favorable real estate leases	101	144
Amortization of unfavorable real estate leases	(27)	(31)
Bad debt expense	(25)	-
Changes in operating assets and liabilities:
Tenant rent receivables	190	(113)
Step rent receivable	(247)	(28)
Prepaid expenses and other assets	30	75
Accounts payable and accrued expenses	(1,659)	(1,735)
Tenant security deposits	1	(6)
Payment of deferred leasing costs	(388)	(19)

Net cash provided by (used for) operating activities	(439)	358

Cash flows from investing activities:
Purchase of real estate assets	(2,444)	(811)

Net cash used for investing activities	(2,444)	(811)

Cash flows from financing activities:
Distributions to stockholders	(1,925)	(2,399)

Net cash used for financing activities	(1,925)	(2,399)

Net decrease in cash and cash equivalents	(4,808)	(2,852)

Cash and cash equivalents, beginning of period	12,718	18,836

Cash and cash equivalents, end of period	$7,910	$15,984

Supplemental disclosure of cash flow information:
Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$1,037	$484

See accompanying notes to consolidated financial statements.

FSP Phoenix Tower Corp.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization, Properties, Basis of Presentation and Recent Accounting Pronouncements

Organization

FSP Phoenix Tower Corp. (the “Company”) was organized on December 20, 2005 as a corporation under the laws of the State of Delaware to purchase, own, operate, improve and reposition a thirty-four story mulit-tenant office building containing approximately 629,054 rentable square feet of space located on approximately 2.1 acres of land in Houston, Texas (the “Property”).  The Company acquired the Property and commenced operations on February 22, 2006.

Basis of Presentation

The unaudited consolidated financial statements of the Company include all the accounts of the Company and its wholly owned subsidiaries.  These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (the “SEC”).

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other period.

Recent Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of this standard did not have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this standard did not have an impact on the Company’s financial position, results of operations or cash flows.

2.	Income Taxes

The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the "Code").  As a REIT, the Company generally is entitled to a tax deduction for dividends paid to its stockholders, thereby effectively subjecting the distributed net income of the Company to taxation at the shareholder level only.  The Company must comply with a variety of restrictions to maintain its status as a REIT.  These restrictions include the type of income it can earn, the type of assets it can hold, the number of stockholders it can have and the concentration of their ownership, and the amount of the Company’s income that must be distributed annually.

FSP Phoenix Tower Corp.
Notes to Consolidated Financial Statements
(Unaudited)

2.	Income Taxes (continued)

The Company’s adoption of the provisions of FIN 48 effective January 1, 2007 did not result in recording a liability, nor was any accrued interest and penalties recognized with the adoption of FIN 48.  Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future.  The Company’s effective tax rate was not affected by the adoption of FIN 48.  The Company files income tax returns in the U.S. federal jurisdiction and State of Texas jurisdiction.  The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2006 and thereafter.

3.	Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street Properties Corp. (“Franklin Street”) and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”).  The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders.  FSP Property Management LLC currently provides the Company with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice.  For the three months ended March 31, 2008 and 2007, management fees paid were $34,000 and $34,000, respectively.

4.	Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at March 31, 2008 and 2007.

5.	Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property.  The Company owned and operated the Property for all periods presented.

6.	Cash Distributions

The Company’s declared and paid cash distributions were as follows:

Quarter Paid	Distributions Per Share	Total Distributions

First quarter of 2008	$1,833	$1,924,650

First quarter of 2007	$2,285	$2,399,250

FSP Phoenix Tower Corp.
Notes to Consolidated Financial Statements
(Unaudited)

7.	Subsequent Event

The Company declared a cash distribution of $1,505 per preferred share on April 18, 2008 to the holders of record of the Company’s Preferred Stock on April 30, 2008, payable on May 20, 2008.

8.	Commitments and Contingencies

In 2007, the Company entered into construction agreements with Haley-Greer, Inc. for approximately $5.3 million of glass façade remediation in conjunction with the repositioning of the Property in the marketplace with completion projected for 2008.  As of March 31, 2008, approximately $3.4 million of work has been completed under the construction agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2007.  Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations.  The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements.  Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation changes in economic conditions in the market where we own the Property, risks of a lessening of demand for the type of real estate owned by us, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

Overview

Our company, FSP Phoenix Tower Corp., which we refer to as the Company, is a Delaware corporation formed to purchase, own, operate, improve and reposition in the marketplace a 34-story multi-tenant office building containing approximately 629,054 rentable square feet of space located on approximately 2.1 acres of land in Houston, Texas, which we refer to as the Property.  The Property was completed in 1984 and includes approximately 1,649 parking spaces located inside a glass-enclosed fully-integrated attached eight-level parking garage and approximately 17 on-site surface parking spaces.  The Property also has the right to use approximately 190 additional uncovered off-site parking spaces at an adjacent property pursuant to a lease that expires on February 28, 2019.

The Property is occupied by a diverse group of tenants, including financial institutions, energy firms, law firms and other professional service organizations.  On February 29, 2008, the lease with the Property’s largest tenant, Washington Mutual Bank, or WAMU, expired and WAMU vacated the majority of its leased premises.  However, WAMU continued to occupy five floors, or approximately 103,954 square feet (17%) of the Property’s rentable space, pursuant to the holdover provisions of its lease until March 27, 2008.  Prior to the expiration of its lease on February 29, 2008, WAMU leased approximately 239,339 square feet (39%) of the Property’s rentable space.  Management is aggressively working to lease WAMU’s former space.  As of May 9, 2008, the Property was approximately 63% leased and approximately 25,581 square feet of WAMU’s former space had been leased to an existing tenant.  Management believes that any tenant that leases 10% or more of the Property’s rentable space is material.  As of May 9, 2008, Permian Mud Service, Inc., an energy-related firm d/b/a Champion Technologies, leased approximately 77,654 square feet (12%) of the Property’s rentable space through February 2018.  Other prominent additional tenants include Phillips & Akers, a Texas professional corporation (law firm), which leases approximately 26,939 square feet (4%) through November 2011 and Allen Boone Humphries Robinson LLP, (law firm), which leases approximately 51,665 square feet (8%) through July 2018.  Permian Mud Service, Inc., Phillips & Akers, and Allen Boone Humphries Robinson LLP account for approximately 156,258 square feet (25%) of the rentable area of the Property.  Other well-known tenants include Morgan Stanley, Sprint Communications and the United States Army.  There are currently approximately 38 tenants leasing office space at the Property.

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

Trends and Uncertainties

                Debt Market Conditions

Because interest rate levels and the availability of financing may affect real estate values, occupancy levels and property income, debt market conditions could affect our business.  The debt market is currently experiencing unprecedented disruptions, including reduced liquidity and increased credit risk premiums for certain market participants.  These conditions, which increase the cost and reduce the availability of debt, may continue or worsen in the future.  At this time we cannot predict the extent or duration of any negative impact that the current debt market conditions will have on our business and, more specifically, on our efforts to continue to find replacement tenants for WAMU’s former space.

Real Estate Operations

Our sole business is to own, operate, improve and reposition the Property and we do not intend to invest in or purchase any additional properties.  We derive rental revenue from income paid to us by the tenants of the Property.  Asset and property management services are provided by third parties.

Since its completion in 1984, the Property has competed within the office market in Houston, Texas.  Management believes that the Property is still competitive with other office buildings, but that at approximately twenty years in age, the Property needed improvements in several important areas in order to maintain or enhance its prominent position in the marketplace.  Accordingly, management has provided for a cash reserve in order to reposition the Property in the marketplace.  The improvements include, but are not limited to, remediation of the glass façade and upgrades to the garage, ground floor lobby, ninth floor sky lobby and terrace, streetscape and landscape.  If successful, management believes that such a repositioning could increase the value of the Property and lead to higher future rent and occupancy levels. To date, management has completed common area improvements (upgrades to the ground floor lobby, ninth floor sky lobby, streetscape and landscape) and improvements to the garage facility, ninth floor sky terrace and many upgrades and enhancements to the Property’s operating systems.  The glass facade remediation is well underway, with completion projected for 2008.  Through March 31, 2008, management has incurred costs of approximately $7.6 million and anticipates that approximately $2.2 million in additional funds will be required to complete these improvements.

For the three months ended March 31, 2008, we believe that vacancy rates for buildings in the Houston office market stabilized and that rental rates increased as a result.  Management does not know how long these trends will continue.  There is a possibility that we might not be able to re-lease all of WAMU’s former space and any space that is re-leased may be at rates that are significantly lower than WAMU’s expiring rates, possibly resulting in decreased cash flows.  Until the former WAMU space is re-leased, the Property will likely continue to experience lower occupancy rates and, as a consequence, the holders of our preferred stock will likely experience reduced dividends.  Management believes that its plan to reposition the Property in the marketplace will attract new tenants to the Property and that the Property has the potential to benefit from increased rental rates and reduced availability of Class A office space within the Houston office market.  Increased rental rates and lower vacancy rates could translate into longer term leases, higher tenant improvement allowances and higher leasing commissions.

Given the amount of WAMU’s former space that needs to be leased and the potential for increased tenant improvement allowances and leasing commissions, it is possible that we may need to borrow funds in the future.  We may, without the consent of any holder of shares of our Preferred Stock, obtain a revolving line of credit of up to $29,000,000 on commercially reasonable terms to be used for capital improvements or to pay operating expenses of the Property, if needed.  As of May 9, 2008, we have neither sought nor obtained a line of credit.

Critical Accounting Policies

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies.  We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances.  On an on-going basis, we evaluate our estimates.  In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information.  The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007.

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates.  We believe that our judgments and assessments are consistently applied and produce financial information that fairly presents our results of operations.

No changes to our critical accounting policies have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

As of March 31, 2008, the Property was approximately 63% leased to a diverse group of tenants with staggered lease expirations.  The largest tenant is Permian Mudd Service Inc., an energy-related firm d/b/a Champion Technologies, which leases approximately 77,654 square feet (12%) of the Property’s rentable space through February of 2018.

Comparison of the three months ended March 31, 2008 to the three months ended March 31, 2007.

Revenue

Total revenue decreased $0.3 million to $3.4 million for the three months ended March 31, 2008, as compared to $3.7 million for the three months ended March 31, 2007.  This decrease was primarily due to a decrease in base rents of $0.4 million due to the WAMU lease expiration on February 28, 2009, which was offset by an increase in recovery of expenses of approximately $0.1 million.  The majority of the operating expenses, real estate taxes and insurance expenses represent amounts recoverable by the Company.

Expenses

Total expenses increased approximately $0.1 million to $2.7 million for the three months ended March 31, 2008 as compared to $2.6 million for the three months ended March 31, 2007.  This increase was predominately attributable to a $0.1 million increase in real estate taxes and insurance.

Liquidity and Capital Resources

Cash and cash equivalents were $7.9 million at March 31, 2008 and $12.7 million at December 31, 2007. This $4.8 million decrease is attributable to $0.4 million used for operating activities, $2.4 million used for investing activities and $1.9 million used for financing activities.  Cash provided by net income plus depreciation and amortization and straight-line rent was approximately $0.6 million less than distributions paid for the three months ended March 31, 2008.

Management believes that the existing cash and cash equivalents as of March 31, 2008 of $7.9 million and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash used for operating activities of $0.4 million is primarily attributable to net income of approximately $0.8 million plus the add-back of $0.9 million of depreciation and amortization and was partially offset by decreases in accounts payable and accrued expenses of approximately $1.7 million and payments of deferred leasing costs of $0.4 million.

Investing Activities

The cash used for investing activities of $2.4 million is primarily for capital expenditures.

Financing Activities

The cash used for financing activities of $1.9 million was attributable to distributions to stockholders.

Sources and Uses of Funds

Our principal demands on liquidity are cash for operations and dividends paid to equity holders.  As of March 31, 2008, we had approximately $2.6 million in accrued liabilities and no long-term debt.  In the near term, liquidity is generated by cash from operations.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business.  Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street Properties Corp., which we refer to as Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP.  We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders.  FSP Property Management LLC currently provides the Company with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property for the corresponding month.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice.  For the three months ended March 31, 2008 and 2007, management fees paid were $34,000 and $34,000, respectively.    No other related transactions were paid to FSP in 2008 and 2007 because the final closing of the sale of shares of our preferred stock occurred in September 2006.

Franklin Street is the sole holder of our one share of common stock that is issued and outstanding.  Subsequent to the completion of the placement of our preferred stock in September 2006, Franklin Street has not been entitled to share in our earnings or any related dividend.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.      Controls and Procedures.

Not applicable.

Item 4T.    Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of our business.  Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position, cash flows or results of operations.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See Exhibit Index attached hereto, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSP PHOENIX TOWER CORP.

Date	Signature	Title

Date: May 9, 2008	/s/ George J. Carter George J. Carter	President (Principal Executive Officer)

Date: May 9, 2008	/s/ Barbara J. Fournier Barbara J. Fournier	Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of FSP Phoenix Tower Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of FSP Phoenix Tower Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of FSP Phoenix Tower Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of FSP Phoenix Tower Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.