Form 10-Q
period 2008-09-30
FSP PHOENIX TOWER CORP
filed 2008-11-14
CIK 1354309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 - Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008.

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

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 1,050, each as of November 10, 2008.

FSP Phoenix Tower Corp.

Form 10-Q

Quarterly Report
September 30, 2008

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FSP Phoenix Tower Corp.
Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and par value amounts)	September 30, 2008	December 31, 2007

Assets:

Real estate investments, at cost:
Land	$3,300	$3,300
Buildings and improvements	79,394	74,856
Furniture and fixtures	162	42
	82,856	78,198

Less accumulated depreciation	4,923	3,311

Real estate investments, net	77,933	74,887

Acquired real estate leases, net of accumulated amortization of $1,073 and $2,286, respectively	1,534	2,011
Acquired favorable real estate leases, net of accumulated amortization of $208 and $1,031, respectively	366	512
Cash and cash equivalents	5,503	12,718
Tenant rent receivables, less allowance for doubtful accounts
of $0 and $36, respectively	617	535
Step rent receivable	1,058	569
Deferred leasing costs, net of accumulated amortization of $241 and $98, respectively	1,857	967
Prepaid expenses and other assets	1,417	68

Total assets	$90,285	$92,267

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$6,457	$5,122
Tenant security deposits	227	213
Acquired unfavorable real estate leases, net of accumulated amortization of $242 and $221, respectively	513	590

Total liabilities	7,197	5,925

Commitments and Contingencies:	-	-

Stockholders’ Equity:
Preferred Stock, $.01 par value, 1,050 shares authorized, issued and outstanding, aggregate liquidation preference $105,000
at September 30, 2008 and December 31, 2007	-	-

Common Stock, $.01 par value, 1 share
authorized, issued and outstanding	-	-
Additional paid-in capital	96,188	96,188
Retained earnings and distributions in excess of earnings	(13,100)	(9,846)

Total Stockholders’ Equity	83,088	86,342

Total Liabilities and Stockholders’ Equity	$90,285	$92,267
See accompanying notes to consolidated financial statements.

FSP Phoenix Tower Corp.
Consolidated Statements of Operations
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share amounts)	2008	2007	2008	2007

Revenues:
Rental	$2,707	$3,681	$8,512	$10,841

Total revenue	2,707	3,681	8,512	10,841

Expenses:

Rental operating expenses	1,581	1,429	4,348	4,138
Real estate taxes and insurance	525	529	1,561	1,581
Depreciation and amortization	724	864	2,250	2,456

Total expenses	2,830	2,822	8,159	8,175

Income (loss) before interest income	(123)	859	353	2,666

Interest income	30	199	150	608

Net income (loss) attributable to preferred stockholders	$(93)	$1,058	$503	$3,274

Weighted average number of preferred shares outstanding,
basic and diluted	1,050	1,050	1,050	1,050

Net income (loss) per preferred share, basic and diluted	$(89)	$1,008	$479	$3,118
See accompanying notes to consolidated financial statements.

FSP Phoenix Tower Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2008	2007

Cash flows from operating activities:
Net income	$503	$3,274
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,250	2,456
Amortization of favorable real estate leases	146	432
Amortization of unfavorable real estate leases	(77)	(90)
Bad debt expense	-	88
Changes in operating assets and liabilities:
Tenant rent receivables	(82)	(83)
Step rent receivable	(489)	(116)
Prepaid expenses and other assets	(1,349)	(5)
Accounts payable and accrued expenses	1,681	(72)
Tenant security deposits	14	46
Payment of deferred leasing costs	(1,051)	(180)

Net cash provided by operating activities	1,546	5,750

Cash flows from investing activities:
Purchase of real estate assets	(5,004)	(3,172)

Net cash used for investing activities	(5,004)	(3,172)

Cash flows from financing activities:
Distributions to stockholders	(3,757)	(6,137)

Net cash used for financing activities	(3,757)	(6,137)

Net decrease in cash and cash equivalents	(7,215)	(3,559)

Cash and cash equivalents, beginning of period	12,718	18,836

Cash and cash equivalents, end of period	$5,503	$15,277

Supplemental disclosure of cash flow information:

Disclosure of non-cash operating activites:
Accrued costs for deferred leasing costs	$-	$7

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$1,510	$1,090

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other period.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this standard did not have an impact on the Company’s financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS No. 162 on the Company’s consolidated financial statements.

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

The Company’s adoption of the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”) effective January 1, 2007 did not result in recording a liability, nor was any accrued interest and penalties recognized with the adoption of FIN 48.  Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future.  The Company’s effective tax rate was not affected by the adoption of FIN 48.  The Company files income tax returns in the U.S. federal jurisdiction and State of Texas jurisdiction.  The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2006 and thereafter.

3.	Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street Properties Corp. (“Franklin Street”) and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”).  The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders.  FSP Property Management LLC currently provides the Company with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice.  For the nine months ended September 30, 2008 and 2007, management fees paid were $80,000 and $109,000, respectively.

4.	Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at September 30, 2008 and 2007.

5.	Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property.  The Company owned and operated the Property for all periods presented.

6.	Cash Distributions

The Company’s declared and paid cash distributions were as follows:

Quarter Paid	Distributions Per Share	Total Distributions

First quarter of 2008	$1,833	$1,924,650

Second quarter of 2008	$1,505	$1,580,250

Third quarter of 2008	$240	$252,000

First quarter of 2007	$2,285	$2,399,250

Second quarter of 2007	$1,809	$1,899,450

Third quarter of 2007	$1,751	$1,838,550

FSP Phoenix Tower Corp.
 Notes to Consolidated Financial Statements
(Unaudited)

7.	Commitments and Contingencies

In 2007, the Company entered into construction agreements with Haley-Greer, Inc. for approximately $5.3 million of glass façade remediation in conjunction with the repositioning of the Property in the marketplace with completion projected for 2008.  As of September 30, 2008, approximately $4.6 million of work has been completed under the construction agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2007.  Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations.  The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements.  Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation disruptions in the debt markets, changes in economic conditions in the market where we own the Property, changes in the economic conditions in the United States, risks of a lessening of demand for the type of real estate owned by us, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

The Property is occupied by a diverse group of tenants, including financial institutions, energy firms, law firms and other professional service organizations.  On February 29, 2008, the lease with the Property’s largest tenant, Washington Mutual Bank, or WAMU, expired and WAMU vacated the majority of its leased premises.  However, WAMU continued to occupy five floors, or approximately 103,954 square feet (17%) of the Property’s rentable space, pursuant to the holdover provisions of its lease until March 27, 2008.  Prior to the expiration of its lease on February 29, 2008, WAMU leased approximately 239,339 square feet (39%) of the Property’s rentable space.  As of September 30, 2008, the Property was approximately 68% leased and Management is aggressively working to lease all vacant space.  Management believes that any tenant that leases 10% or more of the Property’s rentable space is material.  As of September 30, 2008, Permian Mud Service, Inc., an energy-related firm d/b/a Champion Technologies, leased approximately 77,654 square feet (12%) of the Property’s rentable space through February 2018.  Other prominent additional tenants include Phillips & Akers, a Texas professional corporation (law firm), which leases approximately 26,939 square feet (4%) through November 2011 and Allen Boone Humphries Robinson LLP, (law firm), which leases approximately 51,153 square feet (8%) through July 2018.  Permian Mud Service, Inc., Phillips & Akers, and Allen Boone Humphries Robinson LLP account for approximately 155,746 square feet (25%) of the rentable area of the Property.  Other well-known tenants include Morgan Stanley, Sprint Communications and the United States Army.  There are currently approximately 40 tenants leasing office space at the Property.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is currently experiencing unprecedented disruptions, including increased levels of unemployment, the failure and near failure of a number of large financial institutions, reduced liquidity and increased credit risk premiums for a number of market participants.  Economic conditions may be affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, recessionary concerns, changes in currency exchange rates, the availability of debt and interest rate fluctuations.  The current disruptions in the U.S. economy, which may affect real estate values, occupancy levels and property income, may continue or worsen in the future.  At this time, we cannot predict the extent or duration of any negative impact that the current disruptions in the U.S. economy will have on our business and, more specifically, on our efforts to lease the Property’s vacant space.

Real Estate Operations

Our sole business is to own, operate, improve and reposition the Property and we do not intend to invest in or purchase any additional properties.  We derive rental revenue from income paid to us by the tenants of the Property.  Asset and property management services are provided by third parties.

Since its completion in 1984, the Property has competed within the office market in Houston, Texas.  Management believes that the Property is still competitive with other office buildings, but that at approximately twenty-four years in age, the Property needed improvements in several important areas in order to maintain or enhance its prominent position in the marketplace.  Accordingly, management has provided for a cash reserve in order to reposition the Property in the marketplace.  The improvements include, but are not limited to, remediation of the glass façade and upgrades to the garage, ground floor lobby, ninth floor sky lobby and terrace, streetscape and landscape.  If successful, management believes that such a repositioning could increase the value of the Property and lead to higher future rent and occupancy levels. To date, management has completed common area improvements (upgrades to the ground floor lobby, ninth floor sky lobby, streetscape and landscape) and improvements to the garage facility, ninth floor sky terrace and many upgrades and enhancements to the Property’s operating systems.  Through September 30, 2008, management has incurred costs of approximately $9.9 million and anticipates that approximately $1 million in additional funds will be required to complete these improvements.

On September 13, 2008, as the repositioning of the Property was nearing completion and leasing activity was gaining momentum, Hurricane Ike made a direct hit on Houston’s core business areas inside the 610 Loop, causing significant property damage.  The Property sustained significant water damage primarily from approximately fifty shattered windows, roof damage, and leaking windows.  Initial estimates of the cost to fully restore the Property to its pre-hurricane condition are in the range of $2,000,000 to $3,000,000.  The Property is insured for windstorm damage, and insurance proceeds are anticipated to cover the Company’s costs to repair the damage caused by Hurricane Ike in excess of its hurricane/named-windstorm insurance policy deductible amount of $250,000.  As of November 1, 2008, the Company had received $1,600,000 in insurance proceeds to cover costs attributable to Hurricane Ike.  The damage to the Property caused by Hurricane Ike is particularly poignant because the aforementioned physical repositioning/improvement work that has been done at the Property over the past two years was nearly complete and the Property was beginning to receive very positive attention in the leasing marketplace.  Due to delays caused by Hurricane Ike, it is likely that the final phase of the glass façade remediation scheduled for completion prior to year-end 2008, will now be completed during the first quarter of 2009.

For the nine months ended September 30, 2008, we believe that vacancy rates for buildings in the Houston office market continued to stabilize and that rental rates increased as a result.  Management does not know how long these trends will continue.  Local impact from Hurricane Ike, current disruptions in the U.S. economy and a recent drop in oil prices, could negatively impact the Houston office market and, in turn, our efforts to lease the Property’s vacant space. There is a possibility that we might not be able to lease all of the Property’s vacant space, and any space that is leased may be at rates that are significantly lower than the rates paid by former tenants upon their respective lease expirations, possibly resulting in decreased cash flows.  Until the Property’s currently vacant space is leased, the Property will likely continue to experience lower occupancy rates and, as a consequence, the holders of our preferred stock will likely experience reduced dividends.  Management believes that its plan to reposition the Property in the marketplace will continue to attract new tenants to the Property and that the Property has the potential to benefit from increased rental rates and reduced availability of Class A office space within the Houston office market.  Increased rental rates and lower vacancy rates could translate into longer term leases, higher tenant improvement allowances and higher leasing commissions.

Given the uncertainty surrounding the timing of insurance reimbursements, the amount of currently vacant space that needs to be leased and the potential for increased tenant improvement allowances and leasing commissions, it is possible that we may need to borrow funds in the future.  We may, without the consent of any holder of shares of our Preferred Stock, obtain a revolving line of credit of up to $29,000,000 on commercially reasonable terms to be used for capital improvements or to pay operating expenses of the Property, and we are currently evaluating borrowing options.

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

Results of Operations

As of September 30, 2008, the Property was approximately 68% leased to a diverse group of tenants with staggered lease expirations.  The largest tenant is Permian Mud Service Inc., an energy-related firm d/b/a Champion Technologies, which leases approximately 77,654 square feet (12%) of the Property’s rentable space through February of 2018.

Comparison of the three months ended September 30, 2008 to the three months ended September 30, 2007.

Revenue

Total revenue decreased $1.0 million to $2.7 million for the three months ended September 30, 2008, as compared to $3.7 million for the three months ended September 30, 2007.  This decrease was primarily from a decrease in base rents of $1.2 million due to the WAMU lease, which expired on February 29, 2008, and a decrease in termination fees of $0.1 million, and was partially offset by an increase in recovery of expenses of approximately $0.3 million.  The majority of the operating expenses, real estate taxes and insurance expenses represent amounts recoverable by the Company.

Expenses

Total expenses remained relatively unchanged at $2.8 million for the three months ended September 30, 2008 and 2007.

Comparison of the nine months ended September 30, 2008 to the nine months ended September 30, 2007.

Revenue

Total revenue decreased $2.3 million to $8.5 million for the nine months ended September 30, 2008, as compared to $10.8 million for the nine months ended September 30, 2007.  This decrease was primarily from a decrease in base rents of $2.9 million due to the WAMU lease, which expired on February 29, 2008, and a decrease in termination fees of $0.2 million, and was partially offset by an increase in recovery of expenses of approximately $0.8 million.  The majority of the operating expenses, real estate taxes and insurance expenses represent amounts recoverable by the Company.

Expenses

Total expenses remained relatively unchanged at $8.2 million for the nine months ended September 30, 2008 and 2007.

Liquidity and Capital Resources

Cash and cash equivalents were $5.5 million at September 30, 2008 and $12.7 million at December 31, 2007. This $7.2 million decrease is attributable to $1.5 million provided by operating expenses, $5.0 million used for investing activities, and $3.7 million used for financing activities.

Management believes that the existing cash and cash equivalents as of September 30, 2008 of $5.5 million and cash anticipated to be generated internally by operations will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash provided by operating activities of $1.5 million for the nine months ended September 30, 2008 is primarily attributable to net income of approximately $0.5 million plus the add-back of $2.3 million of depreciation and amortization and was partially offset by uses arising from other current accounts of $0.2 million and in payments of deferred leasing costs of $1.1 million.

Investing Activities

The cash used for investing activities of $5.0 million for the nine months ended September 30, 2008 is primarily for capital expenditures.

Financing Activities

The cash used for financing activities of $3.7 million for the nine months ended September 30, 2008 was attributable to distributions to stockholders.

Sources and Uses of Funds

Our principal demands on liquidity are cash for operations and dividends paid to equity holders.  As of September 30, 2008, we had approximately $6.5 million in accrued liabilities and no long-term debt.  In the near term, liquidity is generated by cash from operations.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business.  Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street Properties Corp. (“Franklin Street”) and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”).  The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders.  FSP Property Management LLC currently provides us with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice.  For the nine months ended September 30, 2008 and 2007, management fees paid were $80,000 and $109,000, respectively.  No other related transactions were paid to FSP in 2008 and 2007 because the final closing of the sale of shares of our preferred stock occurred in September 2006.

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

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FSP PHOENIX TOWER CORP.

Date	Signature	Title

Date: November 14, 2008	/s/ George J. Carter George J. Carter	President (Principal Executive Officer)

Date: November 14, 2008	/s/ Barbara J. Fournier Barbara J. Fournier	Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of FSP Phoenix Tower Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of FSP Phoenix Tower Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of FSP Phoenix Tower Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of FSP Phoenix Tower Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.