Form 10-K
period 2008-12-31
FSP PHOENIX TOWER CORP
filed 2009-03-12
CIK 1354309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File No. 000-52559

FSP Phoenix Tower Corp.
(Exact name of registrant as specified in its charter)

Delaware	20-3965390
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Edgewater Place, Suite 200, Wakefield, Massachusetts	01880-6210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 557-1300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Preferred Stock, $.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☒.

As of June 30, 2008, the aggregate fair market value of Common Stock held by non-affiliates of the registrant was $0.

The number of shares of Common Stock outstanding was 1 and the number of shares of Preferred Stock outstanding was 1,050, each as of February 28, 2009.

Documents incorporated by reference: None.

PART I

Item 1.	Business

History

Our company, FSP Phoenix Tower Corp., which individually or together with its subsidiaries, we refer to as the Company, is a Delaware corporation formed to purchase, own, operate, improve and reposition in the marketplace a thirty-four story multi-tenant office building containing approximately 629,054 rentable square feet of space located on approximately 2.1 acres of land in Houston, Texas, which we refer to as the Property.  The Company operates in a manner intended to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

The Company was organized in December 2005 by FSP Investments LLC (member, FINRA and SIPC), a wholly-owned subsidiary of Franklin Street Properties Corp., which we refer to as Franklin Street (NYSE Alternext US: FSP).  FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the organization of the Company, (b) the acquisition of the Property by the Company and (c) the sale of equity interests in the Company.

The Company purchased the Property from an unaffiliated third party for $74,500,000 on February 22, 2006.  The purchase price, which was determined based on arm’s-length negotiations, was financed entirely by a loan from Franklin Street collateralized by a first mortgage, which we refer to as the First Mortgage Loan.  The First Mortgage Loan was repaid in its entirety on August 22, 2006 from the proceeds of the sale of equity interests in the Company.  Total interest and loan fees incurred on the First Mortgage Loan were approximately $6,840,000.  The Company acquired the Property through a limited partnership, FSP Phoenix Tower Limited Partnership, of which the Company is the sole limited partner and of which FSP Phoenix Tower LLC, a wholly-owned subsidiary of the Company, is the sole general partner.  The sole business of FSP Phoenix Tower Limited Partnership is to own and operate the Property; the sole business of each of FSP Phoenix Tower LLC and the Company is to hold the equity interests of FSP Phoenix Tower Limited Partnership.

The Company commenced operations in February 2006.

Franklin Street holds the sole share of the Company’s common stock, $.01 par value per share, which we refer to as the Common Stock.  Between March 2006 and September 2006, FSP Investments LLC completed the sale of equity interests in the Company through the offering on a best efforts basis of 1,050 shares of preferred stock, $.01 par value per share, which we refer to as the Preferred Stock.  We sold the Preferred Stock for an aggregate consideration of approximately $104,316,000 in a private placement offering to 789 “accredited investors” within the meaning of Regulation D under the Securities Act of 1933. Between March 31, 2006 and September 22, 2006, the Company held 10 investor closings, at each of which shares of Preferred Stock were sold and funds were received.  On September 22, 2006, Franklin Street purchased 48 shares of Preferred Stock (approximately 4.6% of the 1,050 shares sold) of the Company for $4,116,000, representing $4,800,000 at the offering price net of commissions of $384,000 and fees of $300,000 that were excluded.  Prior to purchasing any shares of Preferred Stock, Franklin Street agreed to vote any shares held by it on any matter presented to the holders of Preferred Stock in a manner that approximates as closely as possible the votes cast in favor of and opposed to such matter by the holders of the Preferred Stock other than Franklin Street and its affiliates.  For purposes of determining how Franklin Street votes its shares of Preferred Stock, abstentions and non-votes by stockholders other than Franklin Street are not considered.  Funds from each individual closing were used to repay the First Mortgage Loan and associated fees as well as other expenses payable to Franklin Street’s wholly-owned subsidiary, FSP Investments LLC.  The use of proceeds from the offerings of Preferred Stock received and affiliates receiving payments are set forth in the table below:

Use of proceeds:
Type	Affiliate paid	Amount
Operating/Capital Reserve (1)		$15,012,500
Organizational, Offering and
Other Expenditures for the Company(2)(6)	FSP Investments LLC	525,000
Selling Commissions(3)	FSP Investments LLC	8,016,000
Acquisition-Related Costs:
Purchase Price of the Property(4)	Franklin Street Properties Corp.	74,500,000
Loan Fee Paid to Franklin Street (5)	Franklin Street Properties Corp.	5,761,500
Acquisition Fee(6)	FSP Investments LLC	501,000
Total Uses of Gross Offering Proceeds		$104,316,000

(1)	The Operating/Capital Reserve proceeds were retained by the Company for operating and capital uses.
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

Transactions between the Company and Franklin Street and/or its affiliates were entered into without the benefit of arm’s-length bargaining and involved conflicts of interest.  Although Franklin Street sponsors the syndication of other REITs similar to the Company and has in the past acquired some of those REITs, Franklin Street is under no obligation to acquire or to offer to acquire the Company or the outstanding shares of Preferred Stock, and any acquisition transaction would need to be approved by the Company’s stockholders and the boards of directors of Franklin Street and the Company.  Please see “Item 13. Certain Relationships and Related Transactions, and Director Independence”.

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

Since its completion in 1984, the Property has competed within the office market in Houston, Texas.  Management believes that the Property is still competitive with other office buildings, but that at approximately twenty-five years in age, the Property needed improvements in several important areas in order to maintain or enhance its prominent position in the marketplace.  Accordingly, management has provided for a cash reserve in order to reposition the Property in the marketplace.  The improvements include, but are not limited to, remediation of the glass façade and upgrades to the garage, ground floor lobby, ninth floor sky lobby and terrace, streetscape and landscape.  If successful, management believes that such a repositioning could increase the value of the Property and lead to higher future rent and occupancy levels. To date, management has completed common area improvements (upgrades to the ground floor lobby, ninth floor sky lobby, streetscape and landscape) and improvements to the garage facility, ninth floor sky terrace and many upgrades and enhancements to the Property’s operating systems. Through December 31, 2008, management had incurred costs of approximately $10.5 million and anticipates that approximately $0.6 million in additional funds will be required to complete these specific improvements.  If conditions warrant, Management may elect to make additional improvements at additional cost in order to further enhance the Property.

On September 13, 2008, as the repositioning of the Property was nearing completion and leasing activity was gaining momentum, Hurricane Ike made a direct hit on Houston’s core business areas inside the 610 Loop, causing significant property damage.  The Property sustained significant water damage primarily from approximately 50 shattered windows, roof damage and leaking windows.  As of December 31, 2008, the Property had been substantially restored to its pre-hurricane condition at an approximate cost of $2,762,000.  Of this total cost, a hurricane/named-windstorm insurance policy deductible of $250,000 was funded from operating funds of the Property, $2,094,000 was funded by the insurance carrier and the balance of $418,000 was paid by the insurance carrier in the first quarter of 2009.  Due to delays caused by Hurricane Ike, the final phase of the façade remediation that had been scheduled for completion by December 31, 2008 is now scheduled to be substantially complete by March 31, 2009 (weather permitting).

The Property is occupied by a diverse group of tenants, including financial institutions, energy firms, law firms and other professional service organizations.  On February 29, 2008, the lease with the Property’s largest tenant, Washington Mutual Bank, or WAMU, expired and WAMU vacated the majority of its leased premises.  However, WAMU continued to occupy five floors, or approximately 103,954 square feet (17%) of the Property’s rentable space, pursuant to the holdover provisions of its lease until March 27, 2008.  Prior to the expiration of its lease on February 29, 2008, WAMU leased approximately 239,339 square feet (39%) of the Property’s rentable space.  As of December 31, 2008, the Property was approximately 68.9% leased and Management is aggressively working to lease all vacant space.  Management believes that any tenant that leases 10% or more of the Property’s rentable space is material.  As of December 31, 2008, Permian Mud Service, Inc., an energy-related firm d/b/a Champion Technologies, leased approximately 77,654 square feet (12%) of the Property’s rentable space through February 2018.  Other prominent additional tenants include Phillips & Akers, a Texas professional corporation (law firm), which leases approximately 26,939 square feet (4%) through November 2011 and Allen Boone Humphries Robinson LLP, (law firm), which leases approximately 51,153 square feet (8%) through July 2018.  Permian Mud Service, Inc., Phillips & Akers, and Allen Boone Humphries Robinson LLP account for approximately 155,746 square feet (25%) of the rentable area of the Property.  Other well-known tenants include Morgan Stanley, Sprint Communications and the United States Army.  There are currently approximately 39 tenants leasing office space at the Property

Most of the Property’s leases are structured on a full-service base year system, where tenants reimburse the landlord for operating expenses above an initial base year.  However, as of July 2007, for new leases, management initiated a conversion from full-service base year leases to net leases, where tenants pay annual base net rent, plus the tenant’s proportionate share of operating expenses.  Normal operating expenses at the Property include, but are not limited to, maintenance, repairs, real estate taxes, insurance, utilities and management costs.  The landlord is generally obligated, at its expense, to maintain and replace, if necessary, all structural components of the Property, including walls, roof, slab and foundation.

FSP Property Management LLC, a wholly-owned subsidiary of Franklin Street, provides the Company with asset management and financial reporting services, which include but are not limited to, selecting and supervising a local property management company and local leasing brokers, approving lease transactions, evaluating performance of the asset, and recommending appropriate stockholder distributions to the Board of Directors of the Company.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of that month’s gross revenues of the Property.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days written notice.

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

Investment Objectives

The Company’s objectives are to (i) improve and reposition the Property in the marketplace, (ii) obtain cash available to pay dividends through rental receipts from operations of the Property, (iii) have that cash increase over time as a result of rental rate step increases in existing leases, (iv) have our rental revenue potentially increase over time if rental rates increase for new leases, (v) provide increased equity in the Property to our holders of Preferred Stock as a result of appreciation in market value, and (vi) preserve and protect the capital invested by the holders of our Preferred Stock.  We cannot be sure of meeting our objectives.

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

We intend to dispose of the Property at a time determined by our directors, which we currently expect to be within approximately one to three years.  We do not intend to reinvest the proceeds and would distribute cash proceeds to stockholders following such disposition.  We also do not intend to list our shares of Preferred Stock on an exchange and therefore do not expect any trading market to develop in such shares.

We have the right to obtain a line of credit as described below.

Revolving Line of Credit

The Company may, without the consent of any holder of shares of our Preferred Stock, obtain a revolving line of credit of up to $29,000,000 on commercially reasonable terms to be used for capital improvements or to pay operating expenses of the Property, if needed.  Given the uncertainty surrounding the timing of insurance reimbursements relating to Hurricane Ike, the amount of currently vacant space that needs to be leased and the potential for increased tenant improvement allowances and leasing commissions, on December 4, 2008, the Company entered into a revolving line of credit with Franklin Street, which we refer to as the Phoenix Revolver, for up to $15,000,000.  Advances under the Phoenix Revolver bear interest at a rate equal to the 30-day LIBOR rate plus 300 basis points and each advance thereunder requires a 50 basis point draw fee.  The Phoenix Revolver matures on November 30, 2011 and is secured by a mortgage on the Property.  The Company anticipates that any advances made under the Phoenix Revolver will be repaid at maturity or earlier from a long-term financing of the Property, cash flows from the Property or a capital event.  On January 22, 2009, Franklin Street funded an advance in the amount of $3,600,000, which advance was outstanding as of February 28, 2009.

Competition

The economy in the United States is currently experiencing unprecedented disruptions, including increased levels of unemployment, the failure and near failure of a number of large financial institutions, reduced liquidity and increased credit risk premiums for a number of market participants.  Economic conditions may be affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, recessionary concerns, changes in currency exchange rates, the availability of debt and interest rate fluctuations.  The current disruptions in the U.S. economy have affected real estate values, occupancy levels and property income levels and may continue or worsen in the future.  At this time, we cannot predict the extent or duration of any negative impact that the current disruptions in the U.S. economy will have on our business.

The Property is an office building located in Houston, Texas.  The Property may encounter substantial competition from the other office buildings which are or may become available in the general area in which the Property is located and which may be priced at rental levels lower than those for space in the Property or which may otherwise be more attractive to tenants.  In order to maintain or increase rental revenues following the expiration of our leases, the Property must be competitive, in regards to cost and amenities, with other buildings of similar use near our location.  Some of our competitors may have significantly more resources than we do and may be able to offer more attractive rental rates or services.  On the other hand, some of our competitors may be smaller or have lower fixed overhead costs, less cash or other resources that make them willing or able to accept lower rents in order to maintain a certain occupancy level.  If there is no currently significant existing property competition, our competitors may decide to enter the market and build new buildings to compete with our Property.  Our competition is not only with other developers, but also with property users who choose to own their building or a portion of the building in the form of an office condominium, larger market forces (including the current disruptions in the U.S. economy described above, changes in interest rates and tax treatment) that increase competition among landlords for quality tenants and individual decisions beyond our control.  Given that the Property is a multi-tenant office building that is leased to a diverse group of tenants with staggered lease expirations, we cannot predict which competitive factors will be relevant to prospective future tenants at this time.

Since its completion in 1984, the Property has competed within the office market in Houston, Texas.  Management believes that at approximately twenty-five years in age, the Property needed improvements in several important areas in order to maintain or enhance its prominent position in the marketplace.  Accordingly, management has provided for a cash reserve in order to reposition the Property in the marketplace.  Please see “Part I, Item 2. Properties” for additional information on the improvements to the Property.

Employees

We had no employees as of December 31, 2008.

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

Item 1A.	Risk Factors

Not applicable.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Set forth below is information regarding the Property as of December 31, 2008:

			Percent
	Date of	Approx.	Leased as	Number
Property Location	Purchase	Square Feet	of 12/31/08	of Tenants	Name of Major Tenant

3200 Southwest Freeway	02/22/06	629,054	68.9%	39	Permian Mud Service, Inc.
Houston, TX 77027

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

Since its completion in 1984, the Property has competed within the office market in Houston, Texas.  Management believes that the Property is still competitive with other office buildings, but that at approximately twenty-five years in age, the Property needed improvements in several important areas in order to maintain or enhance its prominent position in the marketplace.  Accordingly, management has provided for a cash reserve in order to reposition the Property in the marketplace.  The improvements include, but are not limited to, remediation of the glass façade and upgrades to the garage, ground floor lobby, ninth floor sky lobby and terrace, streetscape and landscape.  If successful, management believes that such a repositioning could increase the value of the Property and lead to higher future rent and occupancy levels. To date, management has completed common area improvements (upgrades to the ground floor lobby, ninth floor sky lobby, streetscape and landscape) and improvements to the garage facility, ninth floor sky terrace and many upgrades and enhancements to the Property’s operating systems.  Through December 31, 2008, management had incurred costs of approximately $10.5 million and anticipates that approximately $0.6 million in additional funds will be required to complete these specific improvements.  If conditions warrant, Management may elect to make additional improvements at additional cost in order to further enhance the Property.

On September 13, 2008, as the repositioning of the Property was nearing completion and leasing activity was gaining momentum, Hurricane Ike made a direct hit on Houston’s core business areas inside the 610 Loop, causing significant property damage.  The Property sustained significant water damage primarily from approximately 50 shattered windows, roof damage and leaking windows.  As of December 31, 2008, the Property had been substantially restored to its pre-hurricane condition at an approximate cost of $2,762,000.  Of this total cost, a hurricane/named-windstorm insurance policy deductible of $250,000 was funded from operating funds of the Property, $2,094,000 was funded by the insurance carrier and the balance of $418,000 was paid by the insurance carrier in the first quarter of 2009.  Due to delays caused by Hurricane Ike, the final phase of the façade remediation that had been scheduled for completion by December 31, 2008 is now scheduled to be substantially complete by March 31, 2009 (weather permitting).

Below is certain information with respect to the Property’s tenants and leases.

Tenants

The Property is occupied by a diverse group of tenants, including financial institutions, energy firms, law firms and other professional service organizations.  On February 29, 2008, the lease with the Property’s largest tenant, Washington Mutual Bank, or WAMU, expired and WAMU vacated the majority of its leased premises.  However, WAMU continued to occupy five floors, or approximately 103,954 square feet (17%) of the Property’s rentable space, pursuant to the holdover provisions of its lease until March 27, 2008.  Prior to the expiration of its lease on February 29, 2008, WAMU leased approximately 239,339 square feet (39%) of the Property’s rentable space.  As of December 31, 2008, the Property was approximately 68.9% leased and Management is aggressively working to lease all vacant space.  Management believes that any tenant that leases 10% or more of the Property’s rentable space is material.  As of December 31, 2008, Permian Mud Service, Inc., an energy-related firm d/b/a Champion Technologies, leased approximately 77,654 square feet (12%) of the Property’s rentable space through February 2018.  Other prominent additional tenants include Phillips & Akers, a Texas professional corporation (law firm), which leases approximately 26,939 square feet (4%) through November 2011 and Allen Boone Humphries Robinson LLP, (law firm), which leases approximately 51,153 square feet (8%) through July 2018.  Permian Mud Service, Inc., Phillips & Akers, and Allen Boone Humphries Robinson LLP account for approximately 155,746 square feet (25%) of the rentable area of the Property.  Other well-known tenants include Morgan Stanley, Sprint Communications and the United States Army.  There are currently approximately 39 tenants leasing office space at the Property

Permian Mud Service, Inc. (d/b/a Champion Technologies)

Champion Technologies is a specialty chemical company that offers innovative and environmentally acceptable solutions to oil and gas production problems.  Champion Technologies delivers technical solutions that enhance productivity and improve well economics.  The information contained in the preceding sentences is from Champion Technologies’ website and has not been independently verified by us.  Additional information is available on Permian Mud Service, Inc.’s website at http://www.permianmud.com or Champion Technologies’ website at http://www.champ-tech.com.

Leases

Most of the Property’s leases are structured on a full-service base year system, where tenants reimburse the landlord for operating expenses above an initial base year.  However, as of July 2007, for new leases, management initiated a conversion from full-service base year leases to net leases, where tenants pay annual base net rent, plus the tenant’s proportionate share of operating expenses.  Normal operating expenses at the Property include, but are not limited to, maintenance, repairs, real estate taxes, insurance, utilities and management costs.  The landlord is generally obligated, at its expense, to maintain and replace, if necessary, all structural components of the Property, including walls, roof, slab and foundation.

Additional Operating Data

Additional information regarding the amount of the Property’s annual realty taxes and insurance can be found in the Statements of Operations that are included with this Annual Report on Form 10-K.  Additional information regarding the Property’s Federal tax basis, rate, method and life claimed for purposes of depreciation can be found in the Notes to Financial Statements that are included with this Annual Report on Form 10-K.

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for the Company’s Common Stock or Preferred Stock.

As of March 4, 2009, Franklin Street was the sole holder of record of the Common Stock and there were 783 holders of record of the Preferred Stock.  This computation is based upon the number of record holders reflected in our corporate records.  The final sale of Preferred Stock occurred on September 22, 2006 and following that date no further distributions have been or will be declared on the Common Stock.  The last Common Stock distribution was declared on September 21, 2006 and was paid on September 29, 2006.

Set forth below are the distributions made to Preferred Stockholders in respect of each quarter from the last two fiscal years.  Distributions are determined based on the Company’s Board of Directors’ review of cash available for distribution and distribution requirements necessary for the Company to continue to qualify as a real estate investment trust.  We cannot guarantee the future payment of dividends or the amount of any such dividends.  See Note 4 of the Notes to Consolidated Financial Statements for additional information.

Distributions
paid to
Quarter	Preferred
Ended	Stockholders

March 31, 2007	2,399,250
June 30, 2007	1,899,450
September 30, 2007	1,838,550
December 31, 2007	1,818,600

March 31, 2008	1,924,650
June 30, 2008	1,580,250
September 30, 2008	252,000
December 31, 2008	-

The following schedule summarizes tax components of the distributions paid for the years ended December 31:

(dollars in thousands)	2008		2007
	Preferred	%	Preferred	%
Ordinary income	$1,042	28%	$6,021	76%
Return of Capital	2,715	72%	1,935	24%
Total	$3,757	100%	$7,956	100%

The Company does not have an equity compensation plan or any outstanding stock options or other securities convertible into the Company’s Common Stock.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.  Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations.  The following discussion and other parts of this Annual Report on Form 10-K may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward looking statements.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements.  Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, economic conditions in the United States and in the market where we own the Property, continued disruptions in the debt markets, risks related to completion of the ongoing improvements to the Property, risks of a lessening of demand for the type of real estate owned by us, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We may not update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is currently experiencing unprecedented disruptions, including increased levels of unemployment, the failure and near failure of a number of large financial institutions, reduced liquidity and increased credit risk premiums for a number of market participants.  Economic conditions may be affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, recessionary concerns, changes in currency exchange rates, the availability of debt and interest rate fluctuations.  The current disruptions in the U.S. economy have affected real estate values, occupancy levels and property income levels and may continue or worsen in the future.  At this time, we cannot predict the extent or duration of any negative impact that the current disruptions in the U.S. economy will have on our business and, more specifically, on our efforts to lease currently vacant space.

Real Estate Operations

The Property is occupied by a diverse group of tenants, including financial institutions, energy firms, law firms and other professional service organizations.  On February 29, 2008, the lease with the Property’s largest tenant, Washington Mutual Bank, or WAMU, expired and WAMU vacated the majority of its leased premises.  However, WAMU continued to occupy five floors, or approximately 103,954 square feet (17%) of the Property’s rentable space, pursuant to the holdover provisions of its lease until March 27, 2008.  Prior to the expiration of its lease on February 29, 2008, WAMU leased approximately 239,339 square feet (39%) of the Property’s rentable space.  As of December 31, 2008, the Property was approximately 68.9% leased and Management is aggressively working to lease all vacant space.  Management believes that any tenant that leases 10% or more of the Property’s rentable space is material.  As of December 31, 2008, Permian Mud Service, Inc., an energy-related firm d/b/a Champion Technologies, leased approximately 77,654 square feet (12%) of the Property’s rentable space through February 2018.  Other prominent additional tenants include Phillips & Akers, a Texas professional corporation (law firm), which leases approximately 26,939 square feet (4%) through November 2011 and Allen Boone Humphries Robinson LLP, (law firm), which leases approximately 51,153 square feet (8%) through July 2018.  Permian Mud Service, Inc., Phillips & Akers, and Allen Boone Humphries Robinson LLP account for approximately 155,746 square feet (25%) of the rentable area of the Property.  Other well-known tenants include Morgan Stanley, Sprint Communications and the United States Army.  There are currently approximately 39 tenants leasing office space at the Property.

Since its completion in 1984, the Property has competed within the office market in Houston, Texas.  Management believes that the Property is still competitive with other office buildings, but that at approximately twenty-five years in age, the Property needed improvements in several important areas in order to maintain or enhance its prominent position in the marketplace.  Accordingly, management has provided for a cash reserve in order to reposition the Property in the marketplace.  The improvements include, but are not limited to, remediation of the glass façade and upgrades to the garage, ground floor lobby, ninth floor sky lobby and terrace, streetscape and landscape.  If successful, management believes that such a repositioning could increase the value of the Property and lead to higher future rent and occupancy levels. To date, management has completed common area improvements (upgrades to the ground floor lobby, ninth floor sky lobby, streetscape and landscape) and improvements to the garage facility, ninth floor sky terrace and many upgrades and enhancements to the Property’s operating systems.  Through December 31, 2008, management had incurred costs of approximately $10.5 million and anticipates that approximately $0.6 million in additional funds will be required to complete these specific improvements.  If conditions warrant, Management may elect to make additional improvements at additional cost in order to further enhance the Property.

On September 13, 2008, as the repositioning of the Property was nearing completion and leasing activity was gaining momentum, Hurricane Ike made a direct hit on Houston’s core business areas inside the 610 Loop, causing significant property damage.  The Property sustained significant water damage primarily from approximately 50 shattered windows, roof damage and leaking windows.  As of December 31, 2008, the Property had been substantially restored to its pre-hurricane condition at an approximate cost of $2,762,000.  Of this total cost, a hurricane/named-windstorm insurance policy deductible of $250,000 was funded from operating funds of the Property, $2,094,000 was funded by the insurance carrier and the balance of $418,000 was paid by the insurance carrier in the first quarter of 2009.  Due to delays caused by Hurricane Ike, the final phase of the façade remediation that had been scheduled for completion by December 31, 2008 is now scheduled to be substantially complete by March 31, 2009 (weather permitting).

It is difficult for management to predict what will happen to occupancy and rents at our Property because the need for space and the price tenants are willing to pay are tied to both the local economy and to the larger trends in the national economy, such as job growth, interest rates, the availability of credit and corporate earnings, which in turn are tied to even larger macroeconomic and political factors, such as recessionary concerns, volatility in energy pricing and the risk of terrorism.  In addition to the difficulty of predicting macroeconomic factors, it is difficult to predict how our local market or tenants (existing and potential) will suffer or benefit from changes in the larger economy.  In addition, because the Property is in a single geographical market, these macroeconomic trends may have a different effect on the Property and on its tenants (existing and potential), some of which may operate on a national level.  Although we cannot predict how long it will take to lease vacant space at the Property or what the terms and conditions of any new leases will be, we expect to sign new leases at current market rates which may be below the expiring rates.  Until the existing vacancy is re-leased, it is likely that we will continue to see lower occupancy rates and, as a consequence, lower dividend yields.

For the twelve months ended December 31, 2008, we believe that vacancy rates for buildings in the Houston office market remained relatively stable and rental rates continued to increase, but at a slower pace than during 2007.  This trend may continue or worsen in the future.  Local impact from Hurricane Ike, combined with continuing turmoil in the global financial markets and substantially lower oil prices burdening the oil and gas industry, a significant driver of the Houston economy, has slowed the pace of leasing activity in the Houston market and will likely prolong the time it takes to lease the vacant space at the Property.   However, management believes that the repositioning of the Property in the marketplace, combined with a dwindling supply of large blocks of available Class A office space in the area, will continue to result in increased inquiries from prospective tenants.  Management also believes that the position of the Property within the city’s office market is strong, and management is optimistic that the existing vacant space will ultimately be leased to new tenants.

Given the current economic downturn, the potential for any of our tenants to default on its lease or to seek the protection of bankruptcy laws has increased.  If any of our tenants defaults on its lease, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment.  In addition, at any time, a tenant may seek the protection of bankruptcy laws, which could result in the rejection and termination of such tenant’s lease and thereby cause a reduction in cash available for distribution to our stockholders.  Bankruptcy or a material adverse change in the financial condition of a material tenant would likely have a material adverse effect on our results of operations.

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

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates.  We believe that our judgments and estimates are consistently applied and produce financial information that fairly presents our results of operations.   These policies affect our:

•	our recognition of rental income and depreciation and amortization expense; and
•	assessment of the carrying values and impairments of long-lived assets.

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

Recent Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”, and in February 2008 amended SFAS No. 157 with FASB Staff Position SFAS 157-1 (“FSP FAS 157-1”), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and was amended later with FASB Staff Position SFAS 157-2, “ Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. SFAS 157 is applied prospectively, including to all other accounting pronouncements that require or permit fair value measurements. FSP FAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, “Accounting for Leases” for purposes of measurements and classifications. SFAS No. 157 and FSP FAS 157-1 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS No. 157 and FSP FAS 157-1 did not have a material impact on the Company’s financial position, operations or cash flows.  FSP FAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008.  The Company is currently assessing the potential impact that the adoption of FSP FAS 157-2 will have on our financial position, results of operations or cash flows.

 In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this standard did not have a material impact the Company’s financial position, results of operations or cash flows.

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

Results of Operations

The Property is occupied by a diverse group of tenants, including financial institutions, energy firms, law firms and other professional service organizations.

Comparison of the year ended December 31, 2008 to the year ended December 31, 2007.

Revenue

Total revenue decreased $2.9 million, to $11.3 million for the year ended December 31, 2008, as compared to $14.2 million for the year ended December 31, 2007.  This decrease was primarily due to a decrease in revenue from scheduled rents of $4.1 million resulting from the WAMU lease, which expired on February 29, 2008, and a decrease in termination fees of $0.3 million, and was partially offset by an increase in recovery expenses of approximately $1.5 million.

Expenses

Total expenses increased approximately $0.1 million to $10.7 million for the year ended December 31, 2008 as compared to $10.6 million for the year ended December 31, 2007.  This increase was attributable to a $0.2 million increase in rental operating expenses, and an increase of $0.1 in real estate taxes and insurance, and was partially offset by a $0.2 million decrease in depreciation and amortization.

Liquidity and Capital Resources

Cash and cash equivalents decreased $9.1 million to $3.6 million at December 31, 2008 from $12.7 million at December 31, 2007.  The decrease was primarily attributable to $1.4 million provided by operating activities, offset by $6.7 million used for investing activities and $3.8 million used for financing activities.

For the years ended December 31, 2008 and 2007, our cash provided by operating activities was $1.4 million and $7.5 million, respectively, lower than distributions paid and were funded by our cash balance.  We cannot predict if distributions will exceed cash provided by operating activities in the future; however, management believes that the existing cash and cash equivalents as of December 31, 2008 of $3.6 million and cash anticipated to be generated internally by operations and borrowings will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash provided by operating activities of $1.4 million is primarily attributable to net income of approximately $0.7 million, plus non-cash items of $3.1 million consisting primarily of depreciation and amortization, and was partially offset by uses arising from other current accounts of $1.0 million and in payments of deferred leasing costs of $1.4 million.

Investing Activities

Cash used for investing activities for the year ended December 31, 2008 of approximately $6.7 million was primarily for capital expenditures.

Financing Activities

Cash used for financing activities for the year ended December 31, 2008 of $3.8 million was attributable to distributions to stockholders.

Revolving Line of Credit

On December 4, 2008, we entered into a revolving line of credit with Franklin Street, which we refer to as the Phoenix Revolver, for up to $15,000,000.  Advances under the Phoenix Revolver bear interest at a rate equal to the 30-day LIBOR rate plus 300 basis points and each advance thereunder requires a 50 basis point draw fee.  The Phoenix Revolver matures on November 30, 2011 and is secured by a mortgage on the Property.  We anticipate that any advances made under the Phoenix Revolver will be repaid at maturity or earlier from a long-term financing of the Property, cash flows from the Property or a capital event.  As of December 31, 2008, no amounts had been advanced under the Phoenix Revolver.

Sources and Uses of Funds

The Company’s principal demands on liquidity are cash for operations, capital expenditures, and distributions to equity holders.  As of December 31, 2008, we had approximately $5.3 million in accrued liabilities and no long-term debt.  In the near term, liquidity is generated by cash from operations.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business.  Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP.  We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders.  FSP Property Management LLC currently provides the Company with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property for the corresponding month.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice.  For the years ended December 31, 2008 and 2007, management fees paid were $111,000 and $143,000, respectively.

On December 4, 2008, we entered into the Phoenix Revolver with Franklin Street for up to $15,000,000.  Advances under the Phoenix Revolver bear interest at a rate equal to the 30-day LIBOR rate plus 300 basis points and each advance thereunder requires a 50 basis point draw fee.  The Phoenix Revolver matures on November 30, 2011 and is secured by a mortgage on the Property.  We anticipate that any advances made under the Phoenix Revolver will be repaid at maturity or earlier from a long-term financing of the Property, cash flows from the Property or a capital event.  As of December 31, 2008, no amounts had been advanced under the Phoenix Revolver.

Franklin Street is the sole holder of the Company’s one share of Common Stock that is issued and outstanding.    Subsequent to the completion of the private placement of the Preferred Stock in September 2006, Franklin Street has not been entitled to share in any earnings or any dividend related to the Common Stock of the Company.

Rental Income Commitments

Our commercial real estate operations consist of the leasing of the Property.  Approximate future minimum rental income under non-cancelable operating leases as of December 31, 2008 is:

Year	Amount (in thousands)

2009	$ 5,302
2010	4,936
2011	4,725
2012	3,890
2013	2,781
Thereafter	11,157
$ 32,791

Off Balance Sheet Arrangements

The Company is not party to any off balance sheet arrangements.  The Company is a party to management, construction management and leasing agreements with an unaffiliated third party management company, Hines Interests Limited Partnership, to provide property management, construction management and leasing services, and is party to an asset management agreement with an affiliate, FSP Property Management LLC, to provide asset management and financial reporting services, all of which agreements may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property for the corresponding month. Since its completion in 1984, the Property has competed within the office market in Houston, Texas.  Management believes that the Property is still competitive with other office buildings, but that at approximately twenty-five years in age, the Property needed improvements in several important areas in order to maintain or enhance its prominent position in the marketplace.  Accordingly, management has provided for a cash reserve in order to reposition the Property in the marketplace.  The improvements include, but are not limited to, remediation of the glass façade and upgrades to the garage, ground floor lobby, ninth floor sky lobby and terrace, streetscape and landscape.  If successful, management believes that such a repositioning could increase the value of the Property and lead to higher future rent and occupancy levels. To date, management has completed common area improvements (upgrades to the ground floor lobby, ninth floor sky lobby, streetscape and landscape) and improvements to the garage facility, ninth floor sky terrace and many upgrades and enhancements to the Property’s operating systems.  Through December 31, 2008, management had incurred costs of approximately $10.5 million and anticipates that approximately $0.6 million in additional funds will be required to complete these specific improvements.  If conditions warrant, Management may elect to make additional improvements at additional cost in order to further enhance the Property.

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

Not applicable.

Item 9A(T).           Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•           Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•           Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•           Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report. This report shall not be deemed to be filed for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                      Other Information

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Information regarding the executive officers and directors of the Company as of February 28, 2009 is set forth below:

George J. Carter, age 60, is President and a director of the Company.  Since 1996 he has also been President and Chief Executive Officer and a director of Franklin Street and is responsible for all aspects of the business of Franklin Street and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments.  From 1992 through 1996 he was President of Boston Financial Securities, Inc. (“Boston Financial”).  Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts.  From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing of First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts.  Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co.  Mr. Carter is a graduate of the University of Miami (B.S.).  Mr. Carter is a FINRA General Securities Principal (Series 24) and holds a FINRA Series 7 general securities license.

Barbara J. Fournier, age 53, is the Vice President, Chief Operating Officer, Treasurer and Secretary and a director of the Company.  Since 1996, she has also been Chief Operating Officer, Treasurer and Secretary and a director of Franklin Street.  In 2008, Ms. Fournier became an Executive Vice President of Franklin Street.  Ms. Fournier has as her primary responsibility, together with Mr. Carter, the management of all operating business affairs of Franklin Street and its affiliates.  From 1993 through 1996, she was Director of Operations for the private placement division of Boston Financial.  Prior to joining Boston Financial, Ms. Fournier served as Director of Operations for Schuparra Securities Corp. and as the Sales Administrator for Weston Financial Group.  From 1979 through 1986, Ms. Fournier worked at First Winthrop Corporation in administrative and management capacities, including Office Manager, Securities Operations and Partnership Administration.  Ms. Fournier attended Northeastern University and the New York Institute of Finance.  Ms. Fournier is a FINRA General Securities Principal (Series 24).  She also holds other FINRA supervisory licenses including Series 4 and Series 53, and a FINRA Series 7 general securities license.

William W. Gribbell, age 49, is an Executive Vice President and a director of the Company.  Since 1996, he has been an Executive Vice President of Franklin Street and has as his primary responsibility the direct equity placement of Franklin Street-sponsored investment programs.  From 1993 through 1996 he was an executive officer of Boston Financial.  From 1989 to 1993, Mr. Gribbell worked at Winthrop Financial Associates.  Mr. Gribbell is a graduate of Boston University (B.A.).  Mr. Gribbell holds a FINRA Series 7 general securities license.

R. Scott MacPhee, age 51, is an Executive Vice President and a director of the Company.  Since 1996, he has been an Executive Vice President of Franklin Street and has as his primary responsibility the direct equity placement of Franklin Street-sponsored investment programs.  From 1993 through 1996 he was an executive officer of Boston Financial.  From 1985 to 1993, Mr. MacPhee worked at Winthrop Financial Associates.  Mr. MacPhee attended American International College.  Mr. MacPhee holds a FINRA Series 7 general securities license.

Janet Prier Notopoulos, age 61, is a Vice President and a director of the Company.  In addition, she is President of FSP Property Management LLC and an Executive Vice President and a director of Franklin Street and has as her primary responsibility the oversight of the management of the real estate assets of Franklin Street and its affiliates.  Prior to joining Franklin Street in 1997, Ms. Notopoulos was a real estate and marketing consultant for various clients.  From 1975 to 1983, she was Vice President of North Coast Properties, Inc., a Boston real estate investment company.  Between 1969 and 1973, she was a real estate paralegal at Goodwin, Procter & Hoar.  Ms. Notopoulos is a graduate of Wellesley College (B.A.) and the Harvard School of Business Administration (M.B.A).

Each of our directors holds office from the time of his or her election until the next annual meeting and until a successor is elected and qualified, or until such director’s earlier death, resignation or removal.  Each of the above persons has been associated with us since our inception in 2005.  Each of them is an employee of FSP Investments, a wholly-owned subsidiary of Franklin Street, which is the sole owner of the Common Stock.  Each of our officers serves in that capacity at the request of Franklin Street.

Mr. Carter, Ms. Fournier, Mr. MacPhee, Mr. Gribbell and Ms. Notopoulos also serve as directors of FSP Galleria North Corp., FSP 50 South Tenth Street Corp. and FSP 303 East Wacker Drive Corp., which are public reporting companies sponsored by Franklin Street.  In their capacities as directors of FSP Galleria North Corp., FSP 50 South Tenth Street Corp. and FSP 303 East Wacker Drive Corp., Mr. Carter, Ms. Fournier, Mr. MacPhee, Mr. Gribbell and Ms. Notopoulos each holds office from the time of his or her election until the next annual meeting and until a successor is elected and qualified, or until such director's earlier death, resignation or removal.

Sections 16(a) Beneficial Ownership Reporting Compliance

Based solely on its review of copies of reports filed by the directors and executive officers of the Company pursuant to Section 16(a) of the Exchange Act, the Company believes that during 2008 all filings required to be made by its reporting persons were timely made in accordance with the requirements of the Exchange Act.

Corporate Governance

Our board of directors does not have standing compensation, nominating and corporate governance or audit committees. Our officers are compensated by Franklin Street in connection with their employment by Franklin Street and serve as our executive officers at Franklin Street’s request.  Our directors are officers of Franklin Street and we do not consider it necessary to establish a nominating committee or a policy for reviewing nominees recommended by stockholders.  We do not have a director who qualifies as an “audit committee financial expert” under the regulations of the SEC.  We have not adopted a code of business conduct or code of ethics for our executive officers because all of our officers are officers of Franklin Street and are governed by Franklin Street’s code of business conduct and ethics.

Item 11.	Executive Compensation

Each of the executive officers of the Company is compensated by Franklin Street in connection with his or her employment by Franklin Street and serves as an executive officer of the Company at Franklin Street’s request without compensation.  Franklin Street is subject to the informational requirements of the Exchange Act, and, in accordance therewith, files reports and other information with the Securities and Exchange Commission (SEC).  Franklin Street’s common stock is traded on the NYSE Alternext US under the symbol “FSP”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the beneficial ownership of the Company’s Common Stock and Preferred Stock as of February 28, 2009 by each holder who beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock, by each director, by each of the Company’s executive officers and by all current directors and executive officers as a group.  To the Company’s knowledge, no person or group, other than as set forth below, beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock.

Common Stock	Number of Shares	Percentage of
	Beneficially	Outstanding
Name of Holder	Owned	Common Stock

Franklin Street Properties Corp. (1)	1	100%

George J. Carter(2)	-	0%

Barbara J. Fournier(2)	-	0%

R. Scott MacPhee(2)	-	0%

William W. Gribbell(2)	-	0%

Janet P. Notopoulos(2)	-	0%

All Directors and Executive Officers as a Group
(consisting of 5 persons)(2)	-	0%

Preferred Stock	Number of Shares	Percentage of
	Beneficially	Outstanding
Name of Holder	Owned	Preferred Stock

Franklin Street Properties Corp. (1)	48	4.6%

George J. Carter(2)	-	0%

Barbara J. Fournier(2)	-	0%

R. Scott MacPhee(2)	-	0%

William W. Gribbell(2)(3)	0.25	0.02%

Janet P. Notopoulos(2)	-	0%

Edward Darman Company Limited Partnership(4)	98	9.33%

All Directors and Executive Officers as a Group
(consisting of 5 persons)	0.25	0.02%

(1)	The address of Franklin Street Properties Corp. is 401 Edgewater Place, Suite 200, Wakefield, Massachusetts 01880-6210.

(2)
Each of the Executive Officers is employed by FSP Investments LLC, a subsidiary of Franklin Street Properties Corp.  Franklin Street Properties Corp. owns 100% of the issued and outstanding Common Stock of the Company.

(3)	The fractional share is held by Mr. Gribbell’s spouse.

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

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as “FSP”.  We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders.  FSP Property Management LLC currently provides the Company with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property for the corresponding month.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice.  For the years ended December 31, 2008 and 2007, management fees paid were $111,000 and $143,000, respectively.

On December 4, 2008, we entered into the Phoenix Revolver with Franklin Street for up to $15,000,000.  Advances under the Phoenix Revolver bear interest at a rate equal to the 30-day LIBOR rate plus 300 basis points and each advance thereunder requires a 50 basis point draw fee.  The Phoenix Revolver matures on November 30, 2011 and is secured by a mortgage on the Property.  We anticipate that any advances made under the Phoenix Revolver will be repaid at maturity or earlier from a long-term financing of the Property, cash flows from the Property or a capital event.  As of December 31, 2008, no amounts had been advanced under the Phoenix Revolver.

Franklin Street is the sole holder of the Company’s one share of Common Stock that is issued and outstanding. Subsequent to the completion of the private placement of the Preferred Stock in September 2006, Franklin Street has not been entitled to share in any earnings or any dividend related to the Common Stock of the Company.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system.  None of our directors qualifies as “independent” under the standards of the NYSE Alternext US, where Franklin Street is listed.

Item 14.	Principal Accountant Fees and Services

Independent Auditor Fees and Other Matters

The following tables summarize the aggregate fees billed by the Company’s independent registered public accounting firm, Braver PC, for audit services for each of the last two fiscal years and for other services rendered to the Company in each of the last two fiscal years.

Fee Category	2008	2007
Audit Fees (1)	$61,000	$61,000
Audit-Related Fees (2)
Tax Fees (3)	5,000	3,000
All Other Fees (4)
Total Fees	$66,000	$64,000

(1)
Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

(2)
Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees”.

(3)
Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to the preparation of tax returns, claims for refunds and tax payment-planning services, accounted for $5,000 and $3,000 of the total tax fees incurred in 2008 and 2007, respectively.

(4)	The Company was not billed by its independent registered public accounting firm in 2008 or 2007 for any other fees.

Pre-Approval Policy and Procedures

The Company has not adopted policies and procedures relating to the pre-approval of audit and non-audit services that are to be performed by the Company’s independent registered public accounting firm.

PART IV

Item 15.                      Exhibits and Financial Statement Schedules

(a)           The following documents are filed as part of this report.

1.	Financial Statements: The Financial Statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K.

2.	Financial Statement Schedule: The Financial Statement Schedule listed on the accompanying Index to Consolidated Financial Statements is filed as part of this Annual Report on Form 10-K.

3.	Exhibits: The Exhibits listed in the Exhibit Index are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of March 12, 2009 by the undersigned, thereunto duly authorized.

FSP PHOENIX TOWER CORP.

By:	/s/ George J. Carter
George J. Carter
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Carter George J. Carter	President and Director (Principal Executive Officer)	March 12, 2009

/s/ Barbara J. Fournier Barbara J. Fournier	Vice President, Chief Operating Officer, Treasurer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)	March 12, 2009

/s/ R. Scott MacPhee R. Scott MacPhee	Director, Executive Vice President	March 12, 2009

/s/ William W. Gribbell William W. Gribbell	Director, Executive Vice President	March 12, 2009

/s/ Janet P. Notopoulos Janet P. Notopoulos	Director, Vice President	March 12, 2009

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to FSP Phoenix Tower Corp.’s Registration Statement on Form 10, as amended (File No. 000-52559)
3.2	By-Laws, incorporated herein by reference to Exhibit 3.2 to FSP Phoenix Tower Corp.’s Registration Statement on Form 10, as amended (File No. 000-52559)
10.1
Permian Mud Service, Inc. d/b/a Champion Technologies Lease, as amended, incorporated herein by reference to Exhibit 10.4 to FSP Phoenix Tower Corp.’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-52559)

10.2	Asset Management Agreement, incorporated herein by reference to Exhibit 10.2 to FSP Phoenix Tower Corp.’s Registration Statement on Form 10, as amended (File No. 000-52559)
10.3	Voting Agreement, incorporated herein by reference to Exhibit 10.3 to FSP Phoenix Tower Corp.’s Registration Statement on Form 10, as amended (File No. 000-52559)
10.4
Secured Promissory Note (Revolving), dated December 4, 2008, from FSP Phoenix Tower Limited Partnership in favor of Franklin Street Properties Corp., incorporated herein by reference to Exhibit 10.1 to FSP Phoenix Tower Corp.’s Current Report on Form 8-K filed on December 9, 2008 (File No. 000-52559)

10.5
Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated December 4, 2008, from FSP Phoenix Tower Limited Partnership in favor of Franklin Street Properties Corp., incorporated herein by reference to Exhibit 10.2 to FSP Phoenix Tower Corp.’s Current Report on Form 8-K filed on December 9, 2008 (File No. 000-52559)

21.1	Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21.1 to FSP Phoenix Tower Corp.’s Registration Statement on Form 10, as amended (File No. 000-52559)
31.1	Certification of FSP Phoenix Tower Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of FSP Phoenix Tower Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of FSP Phoenix Tower Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of FSP Phoenix Tower Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

FSP Phoenix Tower Corp.
Index to Consolidated Financial Statements

 [LETTERHEAD OF BRAVER PC]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
FSP Phoenix Tower Corp.
Wakefield, Massachusetts

We have audited the accompanying consolidated balance sheets of FSP Phoenix Tower Corp. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FSP Phoenix Tower Corp. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended  in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Braver PC
Newton, Massachusetts
March 12, 2009

FSP Phoenix Tower Corp.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and par value amounts)	2008	2007

Assets:

Real estate investments, at cost:
Land	$3,300	$3,300
Buildings and improvements	81,201	74,856
Furniture and fixtures	187	42
	84,688	78,198

Less accumulated depreciation	5,518	3,311

Real estate investments, net	79,170	74,887

Acquired real estate leases, net of accumulated amortization of $1,177 and $2,286	1,430	2,011
Acquired favorable real estate leases, net of accumulated amortization of $229 and $1,031	345	512
Cash and cash equivalents	3,602	12,718
Tenant rent receivable less allowance for doubtful accounts of $6 and $36, respectively	657	535
Step rent receivable	1,210	569
Deferred leasing costs, net of accumulated amortization of $311 and $98	2,096	967
Prepaid expenses and other assets	472	68

Total assets	$88,982	$92,267

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$4,999	$5,122
Tenant security deposits	237	213
Acquired unfavorable real estate leases, net of accumulated amortization of $266 and $221	489	590

Total liabilities	5,725	5,925

Commitments and Contingencies:	-	-

Stockholders’ Equity:
Preferred Stock, $.01 par value, 1,050 shares authorized, 1,050 issued and outstanding at December 31, 2008 and 2007, aggregate liquidation preference $105,000	-	-

Common Stock, $.01 par value, 1 share authorized, issued and outstanding	-	-
Additional paid-in capital	96,188	96,188
Retained earnings (deficit) and distributions in excess of earnings	(12,931)	(9,846)

Total Stockholders’ Equity	83,257	86,342

Total Liabilities and Stockholders’ Equity	$88,982	$92,267
See accompanying notes to financial statements.

FSP Phoenix Tower Corp.
Consolidated Statements of Operations

	For the Year Ended December 31,
(in thousands, except per share and share amounts)	2008	2007

Revenues:
Rental	$11,254	$14,219

Total revenue	11,254	14,219

Expenses:

Rental operating expenses	5,697	5,461
Real estate taxes and insurance	2,030	1,885
Depreciation and amortization	3,022	3,278

Total expenses	10,749	10,624

Net income before interest income	505	3,595

Interest income	167	773

Net income	672	4,368

Distributions paid to common stockholder	-	-

Net income attributable to preferred stockholders	$672	$4,368

Weighted average number of preferred shares outstanding, basic and diluted	1,050	1,050

Net income per preferred share, basic and diluted	$640	$4,160
See accompanying notes to financial statements.

FSP Phoenix Tower Corp.
Consolidated Statements of Changes in Stockholders’ Equity
For the Years ended December 31, 2007 and 2008

(in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit) and Distributions in Excess of Earnings	Total Stockholders' Equity

Balance, January 1, 2007	$-	$-	$96,188	$(6,258)	$89,930

Distributions - preferred stockholders	-	-	-	(7,956)	(7,956)
or $7,577 per preferred share

Net income	-	-	-	4,368	4,368

Balance, December 31, 2007	-	-	96,188	(9,846)	86,342

Distributions - preferred stockholders	-	-	-	(3,757)	(3,757)
or $3,578 per preferred share

Net income	-	-	-	672	672

Balance, December 31, 2008	$-	$-	$96,188	$(12,931)	$83,257
See accompanying notes to financial statements.

FSP Phoenix Tower Corp.
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2008	2007

Cash flows from operating activities:
Net income	$672	$4,368
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,022	3,278
Amortization of favorable real estate leases	167	574
Amortization of unfavorable real estate leases	(101)	(121)
Bad debt expense	(30)	36
Changes in operating assets and liabilities:
Tenant rent receivable	(92)	81
Step rent receivable	(641)	(230)
Prepaid expenses and other assets	(404)	64
Accounts payable and accrued expenses	99	286
Tenant security deposits	24	68
Payment of deferred leasing costs	(1,363)	(876)

Net cash provided by operating activities	1,353	7,528

Cash flows from investing activities:
Purchase of real estate assets	(6,712)	(5,690)

Net cash used for investing activities	(6,712)	(5,690)

Cash flows from financing activities:
Distributions to stockholders	(3,757)	(7,956)

Net cash used for financing activities	(3,757)	(7,956)

Net decrease in cash and cash equivalents	(9,116)	(6,118)

Cash and cash equivalents, beginning of year	12,718	18,836

Cash and cash equivalents, end of year	$3,602	$12,718

Supplemental disclosure of cash flow information:
Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$1,634	$1,856

See accompanying notes to financial statements.

FSP Phoenix Tower Corp.
Notes to Consolidated Financial Statements

1.	Organization

FSP Phoenix Tower Corp. (the “Company”) was organized on December 20, 2005 as a corporation under the laws of the State of Delaware to purchase, own and operate, improve, and reposition a thirty-four story mulit-tenant office building containing approximately 629,054 rentable square feet of space located on approximately 2.1 acres of land in Houston, Texas (the “Property”).  The Company acquired the Property and commenced operations on February 22, 2006.   Franklin Street Properties Corp. (“Franklin Street”) (NYSE Alternext US: FSP) holds the sole share of the Company’s common stock, $.01 par value per share (the “Common Stock”).  Between March 2006 and September 2006, FSP Investments LLC (member, FINRA and SIPC), a wholly-owned subsidiary of Franklin Street, completed the sale on a best efforts basis of 1,050 shares of preferred stock, $.01 par value per share (the “Preferred Stock”) in the Company.  FSP Investments LLC sold the Preferred Stock in a private placement offering to “accredited investors” within the meaning of Regulation D under the Securities Act of 1933.

All references to the Company refer to FSP Phoenix Tower Corp. and its consolidated subsidiaries, collectively, unless the context otherwise requires.

2.	Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

ESTIMATES AND ASSUMPTIONS

The Company prepares its consolidated financial statements and related notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

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

Depreciation is computed using the straight-line method over the assets’ estimated useful lives as follows:

Category	Years
Building - Commercial	39
Building Improvements	15-39
Furniture & Equipment	5-7

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property.  The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods.  When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows.  At December 31, 2008 and 2007, no such indicators of impairment were identified.

Depreciation expense of $2,207,000 and $1,845,000 is included in Depreciation and Amortization in the Company’s Consolidated Statements of Operations for the years ended December 31, 2008 and 2007, respectively.

FSP Phoenix Tower Corp.
Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

ACQUIRED REAL ESTATE LEASES

The acquired real estate leases represents the estimated value of legal and leasing costs related to the acquired leases that was included in the purchase price when the Company acquired the Property.  Under Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations”, which was approved by the Financial Accounting Standards Board (“FASB”) in June 2001, the Company is required to segregate these costs from its investment in real estate.  The Company subsequently amortizes these costs on a straight-line basis over the remaining life of the related leases.  Amortization expense of $581,000 and $1,357,000 is included in Depreciation and Amortization in the Company’s Consolidated Statements of Operations for the years ended December 31, 2008 and 2007, respectively.

Acquired real estate lease costs included in the purchase price of the Property were $4,516,000 and are being amortized over the weighted-average period of five years in respect of the leases assumed.  Detail of the acquired real estate leases is as follows:

	December 31,
(in thousands)	2008	2007
Cost	$2,607	$4,297
Accumulated amortization	(1,177)	(2,286)
Book value	$1,430	$2,011

The estimated annual amortization for the five years succeeding December 31, 2008 is as follows:

(in thousands)
2009	$ 382
2010	$ 284
2011	$ 243
2012	$ 182
2013	$ 152

ACQUIRED FAVORABLE REAL ESTATE LEASES

Acquired favorable real estate leases represents the value related to the lease when the lease payments due under a tenant’s lease exceed the market rate of the lease at the date the Property was acquired.  Under SFAS No. 141 the Company is required to report this value separately from its investment in real estate.  The Company subsequently amortizes this amount on a straight-line basis over the remaining life of the related lease.  Amortization of $167,000 and $574,000 is shown as a reduction of rental income in the Company’s Consolidated Statements of Operations for the years ended December 31, 2008 and 2007, respectively.

The acquired favorable real estate lease costs included in the purchase price of the property was $1,568,000 and is being amortized over a weighted-average period of five years in respect of the leases assumed.  Detail of the acquired favorable real estate lease is as follows:

	December 31,
(in thousands)	2008	2007
Cost	$574	$1,543
Accumulated amortization	(229)	(1,031)
Book value	$345	$512

FSP Phoenix Tower Corp.
Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

ACQUIRED FAVORABLE REAL ESTATE LEASES (continued)

The estimated annual amortization for the five years succeeding December 31, 2008 is as follows:

(in thousands)
2009	$ 79
2010	$ 70
2011	$ 66
2012	$ 64
2013	$ 43

ACQUIRED UNFAVORABLE REAL ESTATE LEASES

The Company accounts for leases acquired via direct purchase of real estate assets under the provisions of SFAS No. 141.  Acquired unfavorable real estate leases represent the value relating to leases with rents below the market rate.  Amortization is computed using the straight-line method over the remaining life of the related leases.  Amortization of $101,000 and $121,000 is included with rental revenue in the Company’s Consolidated Statements of Operations for the years ended December 31, 2008 and 2007, respectively.

The acquired unfavorable real estate lease costs included in the purchase price of the property was  $826,000 and the weighted average amortization period is six years in respect of the leases assumed.  Detail of the acquired unfavorable real estate leases are as follows:

	December 31
(in thousands)	2008	2007
Cost	$755	$811
Accumulated amortization	(266)	(221)
Book value	$489	$590

The estimated annual amortization for the five years succeeding December 31, 2008 is as follows:

(in thousands)
2009	$ 91
2010	$ 81
2011	$ 75
2012	$ 75
2013	$ 67

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISKS

Cash, cash equivalents and short-term investments are financial instruments that potentially subject the Company to a concentration of credit risk.   The Company maintains its cash balances and short-term investments principally in banks which the Company believes to be creditworthy.  The Company periodically assesses the financial condition of the banks and believes that the risk of loss is minimal.  Cash balances held with various financial institutions frequently exceed the insurance limit of $250,000 provided by the Federal Deposit Insurance Corporation.

FSP Phoenix Tower Corp.
Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

CONCENTRATION OF CREDIT RISKS (continued)

For the years ended December 31, 2008 and 2007, rental income was derived from various tenants.  As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

The following tenants represent greater than 10% of rental revenue as of December 31, 2008 and 2007:

Tenant	2008	2007
Washington Mutual	0%	47%
Permian Mud d/b/a Champion	13%	6%
Allen, Boone and Humphries	12%	5%

Washington Mutual’s lease expired on February 29, 2008.

FINANCIAL INSTRUMENTS

The Company estimates that the carrying value of cash and cash equivalents approximate their fair values based on their short-term maturity and prevailing interest rates.

STEP RENT RECEIVABLE

The leases provides for fixed rental increases over the life of the lease. Rental revenue is recognized on the straight-line basis over the related lease term; however, billings by the Company are based on required minimum rentals in accordance with the lease agreements.  Step rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, is $1,210,000 and $569,000 at December 31, 2008 and 2007, respectively.

TENANT RENT RECEIVABLE

Tenant rent receivable is reported at the amount the Company expects to collect on balances outstanding at year-end.  Management monitors outstanding balances and tenant relationships and concluded that an allowance of $6,000 and $36,000 as of December 31, 2008 and 2007, respectively, is sufficient.

DEFERRED LEASING COSTS

Deferred leasing commissions represent direct and incremental external leasing costs incurred in the leasing of commercial space.  These costs are capitalized and are amortized on a straight-line basis over a weighted average period of seven years in respect of the terms of the related lease agreement.  Amortization expense was $234,000 and $76,000 for the years ended December 31, 2008 and 2007, respectively.  Detail of the deferred leasing costs are as follows:

	December 31
(in thousands)	2008	2007
Cost	$2,407	$1,065
Accumulated amortization	(311)	(98)
Book value	$2,096	$967

The estimated annual amortization for the five years succeeding December 31, 2008 is as follows:

(in thousands)
2009	$ 313
2010	$ 296
2011	$ 284
2012	$ 245
2013	$ 166

FSP Phoenix Tower Corp.
Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

SYNDICATION FEES

Syndication fees are selling commissions and other costs that were associated with the initial offering of shares of the Company’s Preferred Stock.  Such costs, in the amount of $8,138,000 are included as a reduction in Stockholders’ Equity in the Company’s Consolidated Balance Sheets.

REVENUE RECOGNITION

The Company has retained substantially all of the risks and benefits of ownership of the Company’s commercial property and accounts for its leases as operating leases. Rental income from the leases, which may include rent concession (including free rent and tenant improvement allowances) and scheduled increases in rental rates during the lease term, is recognized on a straight-line basis. The Company does not have any percentage rent arrangements with its commercial property tenants. Reimbursable costs are included in rental income in the period earned.  A schedule showing the components of rental revenue is shown below.

	Year Ended December 31,
(in thousands)	2008	2007
Income from leases	$6,401	$10,590
Straight-line rent adjustment	456	210
Reimbursable expenses	4,463	3,872
Amortization of favorable leases	(167)	(574)
Amortization of unfavorable leases	101	121

Total	$11,254	$14,219

INTEREST INCOME

Interest income is recognized when the earnings process is complete.

INCOME TAXES

The Company has elected to be taxed as a Real Estate Investment Trust (“REIT”) under the Internal Revenue Code of 1986, as amended.  As a REIT, the Company generally is entitled to a tax deduction for dividends paid to its stockholders, thereby effectively subjecting the distributed net income of the Company to taxation at the stockholder level only.  The Company must comply with a variety of restrictions to maintain its status as a REIT.  These restrictions include the type of income it can earn, the type of assets it can hold, the number of stockholders it can have and the concentration of their ownership, and the amount of the Company’s taxable income that must be distributed annually.

NET INCOME PER SHARE

The Company follows SFAS No. 128 “Earnings per Share”, which specifies the computation, presentation and disclosure requirements for the Company’s net income per share. Basic net income per share of Preferred Stock is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share of Preferred Stock reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at December 31, 2008 and 2007. Subsequent to the completion of the offering of shares of Preferred Stock, the holders of Common Stock are not entitled to share in any income nor in any related dividend.

FSP Phoenix Tower Corp.
Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”, and in February 2008 amended SFAS No. 157 with FASB Staff Position SFAS 157-1 (“FSP FAS 157-1”), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and was amended later with FASB Staff Position SFAS 157-2, “ Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. SFAS 157 is applied prospectively, including to all other accounting pronouncements that require or permit fair value measurements. FSP FAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, “Accounting for Leases” for purposes of measurements and classifications. SFAS No. 157 and FSP FAS 157-1 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS No. 157 and FSP FAS 157-1 did not have a material impact on the Company’s financial position, operations or cash flows.  FSP FAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008.  The Company is currently assessing the potential impact that the adoption of FSP FAS 157-2 will have on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy).  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS No. 162 on its consolidated financial statements.

3.	Income Taxes

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

The Company’s adoption of the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, (“FIN 48”) effective January 1, 2007 did not result in recording a liability, nor was any accrued interest and penalties recognized with the adoption of FIN 48.  Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future.  The Company’s effective tax rate was not affected by the adoption of FIN 48.  The Company files income tax returns in the U.S federal jurisdiction and the state of Texas.  The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be from 2006 and thereafter.

For the period ended December 31, 2006, the Company incurred a net operating loss for income tax purposes of approximately $2,267,000 that can be carried forward until it expires in the year 2026.
At December 31, 2008, the Company’s net tax basis of its real estate assets was $84,355,000.

FSP Phoenix Tower Corp.
Notes to Consolidated Financial Statements

3.	Income Taxes (continued)

The following schedule reconciles net income to taxable income subject to dividend requirements, which are calculated annually:

	Year Ended December 31,
(in thousands)	2008	2007

Net Income	$672	$4,368

Add: Book depreciation and amortization	3,022	3,278
Amortization of favorable real estate leases	167	574
Deferred rent	(13)	30
Less: Tax depreciation and amortization	(2,329)	(1,965)
Amortization of unfavorable real estate lease	(101)	(121)
Straight-line rents	(487)	(234)
Taxable income	$931	$5,930

The following schedule summarizes the tax components of the distributions paid, which are calculated annually, for the years ended December 31:

(dollars in thousands)	2008		2007
	Preferred	%	Preferred	%
Ordinary income	$1,042	28%	$6,021	76%
Return of Capital	2,715	72%	1,935	24%

Total	$3,757	100%	$7,956	100%

4.	Capital Stock

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

COMMON STOCK

Franklin Street is the sole holder of the Company’s Common Stock.  Franklin Street has the right to vote to elect the directors of the Company and to vote on all matters, subject to the voting rights of the Preferred Stock set forth above.  Subsequent to the completion of the offering of the shares of Preferred Stock in September 2006, Franklin Street, as the holder of Common Stock, was not entitled to share in any earnings nor any related dividend.

FSP Phoenix Tower Corp.
Notes to Consolidated Financial Statements

5.	Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”).  We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders.  FSP Property Management LLC currently provides the Company with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property for the corresponding month.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice.  For the years ended December 31, 2008 and 2007, management fees paid were $111,000 and $143,000, respectively.

On December 4, 2008, the Company entered into a revolving line of credit (the “Phoenix Revolver”) with Franklin Street for up to $15,000,000.  Advances under the Phoenix Revolver bear interest at a rate equal to the 30-day LIBOR rate plus 300 basis points and each advance thereunder requires a 50 basis point draw fee.  The Phoenix Revolver matures on November 30, 2011 and is secured by a mortgage on the Property.  The Company anticipates that any advances made under the Phoenix Revolver will be repaid at maturity or earlier from a long-term financing of the Property, cash flows from the Property or a capital event.  As of December 31, 2008, no amounts had been advanced under the Phoenix Revolver.

Franklin Street is the sole holder of the Company’s one share of Common Stock that is issued and outstanding. Subsequent to the completion of the private placement of the Preferred Stock in September 2006, Franklin Street has not been entitled to share in any earnings or any dividend related to the Common Stock of the Company.

6.	Commitments and Contingencies

The Company, as lessor, has minimum future rentals due under non-cancelable operating leases as follows:

	Year Ending
(in thousands)	December 31,	Amount
	2009	$5,302
	2010	4,936
	2011	4,725
	2012	3,890
	2013	2,781
	Thereafter	11,157

		$32,791

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

Upon acquiring the commercial rental property on February 22, 2006, the Company was assigned a lease agreement to lease parking spaces at an adjacent property for approximately 190 additional uncovered off-site parking spaces.  The lease expires on February 28, 2019.  Future minimum lease payments payable by the Company are as follows:

	Year Ending
(in thousands)	December 31,	Amount
	2009	$194
	2010	194
	2011	194
	2012	194
	2013	194
	Thereafter	1,164

		$2,134

FSP Phoenix Tower Corp.
Notes to Consolidated Financial Statements

6.	Commitments and Contingencies (continued)

During the year ended December 31, 2007, the Company entered into construction agreements with Haley-Greer, Inc. for approximately $5.5 million of glass façade remediation in conjunction with the repositioning of the Property in the marketplace with completion projected for 2008.  As of December 31, 2008, $4.9 million of work has been completed under the construction agreements.

7.	Segment Reporting

The Company operates in one industry segment – real estate ownership of commercial property.  As of December 31, 2008 and 2007 the Company owned and operated a thirty-four story office tower in that one segment.

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consists of accounts payable, accrued property tax, deferred rental income and other accrued expenses.  A schedule showing these components is as follows:

	December 31,
(in thousands)	2008	2007

Accrued property tax	$1,907	$1,745
Deferred rental income	348	903
Accrued capital expenditures	1,458	1,541
Accounts payable and other accrued expenses	1,087	618
Due to tenant - tenant improvements	199	315

Total	$4,999	$5,122

9.	Subsequent Events

On January 16, 2009, the Board of Directors of the Company declared a cash distribution of $519,750 payable on February 20, 2009 to stockholders of record on January 30, 2009.

On January 22, 2009, the Company borrowed under the Phoenix Revolver in the amount of $3,600,000.

SCHEDULE III

FSP Phoenix Tower Corp.
Real Estate and Accumulated Depreciation
December 31, 2008

		Initial Cost			Historical Costs
Description	Encumbrances (1)	Land	Buildings Improvements and Equipment	Costs Capitalized (Disposals) Subsequent to Acquisition	Land	Buildings Improvements and Equipment	Total (2)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Depreciable Life (Years)	Date of Acquisition
		(dollars in thousands)
Phoenix Tower, Houston, Texas	$0	$3,300	$66,806	$14,582	$3,300	$81,388	$84,688	$5,518	$79,170	5-39	2006

(1)
On December 4, 2008, the Company entered into a revolving line of credit (the “Phoenix Revolver”) with Franklin Street Properties Corp. for up to $15,000. The Phoenix Revolver is secured by a mortgage on the Property.  As of December 31, 2008, no amounts had been advanced under the Phoenix Revolver.

(2)	The aggregate cost for Federal Income Tax purposes is $89,946.

FSP Phoenix Tower Corp.

The following table summarizes the changes in the Company's real estate investments and accumulated depreciation:

	December 31,	December 31,
(in thousands)	2008	2007

Real estate investments, at cost:
Balance, beginning of year	$78,198	$71,351
Acquisitions		-
Improvements	6,490	6,847
Balance, end of year	$84,688	$78,198

Accumulated depreciation:
Balance, beginning of year	$3,311	$1,466
Depreciation	2,207	1,845
Balance, end of year	$5,518	$3,311