Form 10-Q
period 2009-03-31
FSP PHOENIX TOWER CORP
filed 2009-05-08
CIK 1354309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 - Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________.

Commission File Number:  000-52559

FSP Phoenix Tower Corp.
(Exact name of registrant as specified in its charter)

Delaware	20-3965390
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

YES [X]	NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES [ ]	NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [ ]	NO [X]

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 1,050, each as of May 4, 2009.

FSP Phoenix Tower Corp.

Form 10-Q

Quarterly Report
March 31, 2009

Table of Contents
Page
Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	2

Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008	3

Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008	4

Notes to Consolidated Financial Statements	5-7

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	8-11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Item 4. Controls and Procedures	12

Item 4T. Controls and Procedures	12

Part II. Other Information

Item 1. Legal Proceedings	13

Item 1A. Risk Factors	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	13

Item 4. Submission of Matters to a Vote of Security Holders	13

Item 5. Other Information	13

Item 6. Exhibits	13

Signatures	14

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FSP Phoenix Tower Corp. Consolidated Balance Sheets (Unaudited)

(in thousands, except share and par value amounts)	March 31, 2009	December 31 2008

Assets:

Real estate investments, at cost:
Land	$3,300	$3,300
Buildings and improvements	81,854	81,201
Furniture and fixtures	221	187
	85,375	84,688

Less accumulated depreciation	6,171	5,518

Real estate investments, net	79,204	79,170

Acquired real estate leases, net of accumulated amortization of $1,265 and $1,177, respectively	1,319	1,430
Acquired favorable real estate leases, net of accumulated amortization of $249 and $229, respectively	325	345
Cash and cash equivalents	4,390	3,602
Tenant rent receivables, less allowance for doubtful accounts of $5 and $6, respectively	674	657
Step rent receivable	1,386	1,210
Deferred leasing costs, net of accumulated amortization of $392 and $311, respectively	2,126	2,096
Prepaid expenses and other assets	407	472

Total assets	$89,831	$88,982

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$2,843	$4,999
Tenant security deposits	238	237
Loan Payable - affiliate	3,600	-
Acquired unfavorable real estate leases, net of accumulated amortization of $280 and $266, respectively	462	489

Total liabilities	7,143	5,725

Commitments and Contingencies:	-	-

Stockholders’ Equity:
Preferred Stock, $.01 par value, 1,050 shares authorized, issued and outstanding, aggregate liquidation preference $105,000 at March 31, 2009 and December 31, 2008	-	-

Common Stock, $.01 par value, 1 share authorized, issued and outstanding	-	-
Additional paid-in capital	96,188	96,188
Retained earnings and distributions in excess of earnings	(13,500)	(12,931)

Total Stockholders’ Equity	82,688	83,257

Total Liabilities and Stockholders’ Equity	$89,831	$88,982
See accompanying notes to consolidated financial statements.

FSP Phoenix Tower Corp. Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended March 31,
(in thousands, except share and per share amounts)	2009	2008

Revenues:
Rental	$2,759	$3,384

Total revenue	2,759	3,384

Expenses:

Rental operating expenses	1,338	1,324
Real estate taxes and insurance	587	554
Depreciation and amortization	846	788
Interest Expense	42	-

Total expenses	2,813	2,666

Income (loss) before interest income	(54)	718

Interest income	5	79

Net income (loss) attributable to preferred stockholders	$(49)	$797

Weighted average number of preferred shares outstanding,
basic and diluted	1,050	1,050

Net income (loss) per preferred share, basic and diluted	$(47)	$759
See accompanying notes to consolidated financial statements.

FSP Phoenix Tower Corp. Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2009	2008

Cash flows from operating activities:
Net income (loss)	$(49)	$797
Adjustments to reconcile net income (loss) to net cash
used for operating activities:
Depreciation and amortization	846	788
Amortization of favorable real estate leases	20	101
Amortization of unfavorable real estate leases	(27)	(27)
Bad debt expense	(1)	(25)
Changes in operating assets and liabilities:
Tenant rent receivables	(16)	190
Step rent receivable	(176)	(247)
Prepaid expenses and other assets	65	30
Accounts payable and accrued expenses	(1,738)	(1,659)
Tenant security deposits	1	1
Payment of deferred leasing costs	(112)	(388)

Net cash used for operating activities	(1,187)	(439)

Cash flows from investing activities:
Purchase of real estate assets	(1,105)	(2,444)

Net cash used for investing activities	(1,105)	(2,444)

Cash flows from financing activities:
Distributions to stockholders	(520)	(1,925)
Proceeds from loan payable - affiliate	3,600	-

Net cash provided by (used for) financing activities	3,080	(1,925)

Net increase (decrease) in cash and cash equivalents	788	(4,808)

Cash and cash equivalents, beginning of period	3,602	12,718

Cash and cash equivalents, end of period	$4,390	$7,910

Supplemental disclosure of cash flow information:

Cash Paid for interest	$42	$-

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$1,216	$1,037

See accompanying notes to consolidated financial statements.

FSP Phoenix Tower Corp.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization, Properties, Basis of Presentation and Recent Accounting Pronouncements

Organization

FSP Phoenix Tower Corp. (the “Company”) was organized on December 20, 2005 as a corporation under the laws of the State of Delaware to purchase, own, operate, improve and reposition a thirty-four story mulit-tenant office building containing approximately 629,054 rentable square feet of space located on approximately 2.1 acres of land in Houston, Texas (the “Property”).  The Company acquired the Property and commenced operations on February 22, 2006.  Franklin Street Properties Corp. (“Franklin Street”) (NYSE Amex: FSP) holds the sole share of the Company’s common stock, $.01 par value per share (the “Common Stock”).  Between March 2006 and September 2006, FSP Investments LLC (member, FINRA and SIPC), a wholly-owned subsidiary of Franklin Street, completed the sale on a best efforts basis of 1,050 shares of preferred stock, $.01 par value per share (the “Preferred Stock”) in the Company.  FSP Investments LLC sold the Preferred Stock in a private placement offering to “accredited investors” within the meaning of Regulation D under the Securities Act of 1933.

All references to the Company refer to FSP Phoenix Tower Corp. and its consolidated subsidiaries, collectively, unless the context otherwise requires.

Basis of Presentation

The unaudited consolidated financial statements of the Company include all the accounts of the Company and its wholly owned subsidiaries.  These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (the “SEC”).

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any other period.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS No. 162 on the Company’s consolidated financial statements.

2	Income Taxes

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

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”).  The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders.  FSP Property Management LLC currently provides the Company with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice.  For the three months ended March 31, 2009 and 2008, management fees paid were $25,000 and $34,000, respectively.

On December 4, 2008, the Company entered into a three-year secured promissory note for a revolving line of credit (the “Phoenix Revolver”) with Franklin Street for up to $15,000,000.  Advances under the Phoenix Revolver bear interest at a rate equal to the 30-day LIBOR rate plus 300 basis points (3.52% at March 31, 2009) and each advance thereunder requires a 50 basis point draw fee.  The Phoenix Revolver matures on November 30, 2011 and is secured by a mortgage on the Property.  The Company anticipates that any advances made under the Phoenix Revolver will be repaid at maturity or earlier from a long-term financing of the Property, cash flows from the Property or a capital event.  As of March 31, 2009, advances drawn and outstanding under the Phoenix Revolver totaled $3,600,000.  For the three months ended March 31, 2009, the draw fee and interest expense paid to Franklin Street was approximately $24,000 and $18,000, respectively.

On September 22, 2006, Franklin Street purchased 48 shares of Preferred Stock for $4,116,000.  Prior to purchasing any shares of Preferred Stock, Franklin Street agreed to vote any shares held by it on any matter presented to the holders of Preferred Stock in a manner that approximates as closely as possible the votes cast in favor of and opposed to such matter by the holders of the Preferred Stock other than Franklin Street and its affiliates.  For purposes of determining how Franklin Street votes its shares of Preferred Stock, abstentions and non-votes by stockholders other than Franklin Street are not considered.

Franklin Street is the sole holder of our one share of Common Stock that is issued and outstanding.  Subsequent to the completion of the placement of our Preferred Stock in September 2006, Franklin Street has not been entitled to share in our earnings or any dividend related to the Common Stock of the Company.

4.	Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at March 31, 2009 and 2008.

5.	Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property.  The Company owned and operated the Property for all periods presented.

FSP Phoenix Tower Corp.
Notes to Consolidated Financial Statements
(Unaudited)

6.	Cash Distributions

The Company’s board of directors declared and paid cash distributions were as follows:

Quarter Paid	Distributions Per Preferred Share	Total Distributions

First quarter of 2009	$495	$519,750

First quarter of 2008	$1,833	$1,924,650

7.	Subsequent Event

The Company’s board of directors declared a cash distribution of $666 per preferred share on April 17, 2009 to the holders of record of the Company’s Preferred Stock on April 30, 2009, payable on May 20, 2009.

8.	Commitments and Contingencies

During the year ended December 31, 2007, the Company entered into construction agreements with Haley-Greer, Inc. for approximately $5.5 million of glass façade remediation in conjunction with the repositioning of the Property in the marketplace.  As of March 31, 2009, $5.1 million of work had been completed under the construction agreements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2008.  Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations.  The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements.  Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, economic conditions in the United States and in the market where we own the Property, continued disruptions in the debt markets, risks related to completion of the ongoing improvements to the Property, risks of a lessening of demand for the type of real estate owned by us, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments.  Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

Real Estate Operations

The Property is occupied by a diverse group of tenants, including financial institutions, energy firms, law firms and other professional service organizations.  On February 29, 2008, the lease with the Property’s largest tenant, Washington Mutual Bank, or WAMU, expired and WAMU vacated the majority of its leased premises.  However, WAMU continued to occupy five floors, or approximately 103,954 square feet (17%) of the Property’s rentable space, pursuant to the holdover provisions of its lease until March 27, 2008.  Prior to the expiration of its lease on February 29, 2008, WAMU leased approximately 239,339 square feet (39%) of the Property’s rentable space.  As of March 31, 2009, the Property was approximately 70.7% leased and Management is aggressively working to lease all vacant space.  Management believes that any tenant that leases 10% or more of the Property’s rentable space is material.  As of March 31, 2009, Permian Mud Service, Inc., an energy-related firm d/b/a Champion Technologies, leased approximately 77,654 square feet (12%) of the Property’s rentable space through February 2018.  Other prominent additional tenants include Phillips & Akers, a Texas professional corporation (law firm), which leases approximately 26,939 square feet (4%) through November 2011 and Allen Boone Humphries Robinson LLP, (law firm), which leases approximately 51,153 square feet (8%) through July 2018.  Permian Mud Service, Inc., Phillips & Akers, and Allen Boone Humphries Robinson LLP account for approximately 155,746 square feet (25%) of the rentable area of the Property.  Other well-known tenants include Morgan Stanley, Sprint Communications, Lincoln National Life Insurance Company and the United States Army.  There are currently approximately 43 tenants leasing office space at the Property.

Since its completion in 1984, the Property has competed within the office market in Houston, Texas.  Management believes that the Property is still competitive with other office buildings, but that at approximately twenty-five years in age, the Property needed improvements in several important areas in order to maintain or enhance its prominent position in the marketplace.  Accordingly, management has provided for a cash reserve in order to reposition the Property in the marketplace.  The improvements include, but are not limited to, remediation of the glass façade and upgrades to the garage, ground floor lobby, ninth floor sky lobby and terrace, streetscape and landscape.  If successful, management believes that such a repositioning could increase the value of the Property and lead to higher future rent and occupancy levels. To date, management has completed common area improvements (upgrades to the ground floor lobby, ninth floor sky lobby, streetscape and landscape) and improvements to the garage facility, ninth floor sky terrace and many upgrades and enhancements to the Property’s operating systems.  Through March 31, 2009, management had incurred costs of approximately $10.7 million and anticipates that approximately $0.4 million in additional funds will be required to complete these specific improvements.  If conditions warrant, management may elect to make additional improvements at additional cost in order to further enhance the Property.

On September 13, 2008, as the repositioning of the Property was nearing completion and leasing activity was gaining momentum, Hurricane Ike made a direct hit on Houston’s core business areas inside the 610 Loop, causing significant property damage.  The Property sustained significant water damage primarily from approximately fifty shattered windows, roof damage, and leaking windows.  As of March 31, 2009, the Property had been substantially restored to its pre-hurricane condition at an approximate cost of $3,013,000.  Of this total cost, a hurricane/named-windstorm insurance policy deductible amount of $250,000 was funded from operating reserves of the Property and approximately $2,763,000 was funded by the insurance carrier.  Subsequent to March 31, 2009, minor hurricane-related repairs have continued to be made, with the final costs thereof to be submitted to the insurance carrier for reimbursement.  Due to delays caused by Hurricane Ike, and subsequent weather-related delays, the final phase of the façade remediation that had been scheduled for completion by March 31, 2009, is now scheduled for completion by mid-year 2009 (weather permitting).

It is difficult for management to predict what will happen to occupancy and rents at our Property because the need for space and the price tenants are willing to pay are tied to both the local economy and to the larger trends in the national economy, such as job growth, interest rates, the availability of credit and corporate earnings, which in turn are tied to even larger macroeconomic and political factors, such as recessionary concerns, volatility in energy pricing and the risk of terrorism.  In addition to the difficulty of predicting macroeconomic factors, it is difficult to predict how our local market or tenants (existing and potential) will suffer or benefit from changes in the larger economy.  In addition, because the Property is in a single geographical market, these macroeconomic trends may have a different effect on the Property and on its tenants (existing and potential), some of which may operate on a national level.  Although we cannot predict how long it will take to lease vacant space at the Property or what the terms and conditions of any new leases will be, we expect to sign new leases at current market rates which may be below the expiring rates.  Until the existing vacancy is re-leased, it is possible that we will see lower occupancy rates and/or lower dividend yields.

Given the amount of space that needs to be leased and the potential for significant tenant improvement allowances and leasing commissions, on December 4, 2008, we entered into a revolving line of credit, which we refer to as the Phoenix Revolver, with Franklin Street Properties Corp. for up to $15,000,000.  Advances under the Phoenix Revolver bear interest at a rate equal to the 30-day LIBOR rate plus 300 basis points (3.52% at March 31, 2009) and each advance thereunder requires a 50 basis point draw fee.  The Phoenix Revolver matures on November 30, 2011 and is secured by a mortgage on the Property.  We anticipate that any advances made under the Phoenix Revolver will be repaid at maturity or earlier from a long-term financing of the Property, cash flows from the Property or a capital event.  As of March 31, 2009, advances drawn and outstanding under the Phoenix Revolver totaled $3,600,000.

For the three months ended March 31, 2009, we believe that vacancy rates for buildings in the Houston office market remained relatively stable and that rental rates continued to increase, but only slightly over year-end 2008.  These trends may continue or worsen in the future.  Local impact from Hurricane Ike, combined with continuing turmoil in the global financial markets and substantially lower oil prices burdening the oil and gas industry, a significant driver of the Houston economy, has slowed the pace of leasing activity in the Houston market and will likely prolong the time it takes to lease the vacant space at the Property.  However, management believes that the repositioning of the Property in the marketplace, combined with a dwindling supply of large blocks of available Class A office space in the area, will continue to result in increased inquiries from prospective tenants.  Management also believes that the position of the Property within the city’s office market is strong, and management is optimistic that the existing vacant space will ultimately be leased to new tenants.

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

Critical Accounting Policies

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies.  We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances.  On an on-going basis, we evaluate our estimates.  In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information.  The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates.  We believe that our judgments and assessments are consistently applied and produce financial information that fairly presents our results of operations.

No changes to our critical accounting policies have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

As of March 31, 2009, the Property was approximately 70.7% leased to a diverse group of tenants with staggered lease expirations.  The largest tenant is Permian Mud Service Inc., an energy-related firm d/b/a Champion Technologies, which leases approximately 77,654 square feet (12%) of the Property’s rentable space through February of 2018.

Comparison of the three months ended March 31, 2009 to the three months ended March 31, 2008.

Revenue

Total revenue decreased $0.6 million to $2.8 million for the three months ended March 31, 2009, as compared to $3.4 million for the three months ended March 31, 2008.  This decrease was primarily due to a decrease in base rents of $0.9 million due to the WAMU lease which expired on February 28, 2008, and was offset by an increase in recovery of expenses of approximately $0.3 million.  The majority of the operating expenses, real estate taxes and insurance expenses represent amounts recoverable by the Company.

Expenses

Total expenses increased approximately $0.1 million to $2.8 million for the three months ended March 31, 2009 as compared to $2.7 million for the three months ended March 31, 2008.  This increase was predominately attributable to a $0.1 million increase in depreciation and amortization and interest expense.

Liquidity and Capital Resources

Cash and cash equivalents were $4.4 million at March 31, 2009 and $3.6 million at December 31, 2008. This $0.8 million increase is attributable to $1.2 million used for operating activities, $1.1 million used for investing activities and $3.1 million provided by financing activities.

Management believes that the existing cash and cash equivalents as of March 31, 2009 of $4.4 million and cash anticipated to be generated internally by operations and borrowings will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash used for operating activities of $1.2 million for the three months ended March 31, 2009 is primarily attributable to uses arising from other current accounts of $1.9 million and payments of deferred leasing costs of $0.1 million and partially offset by of the add-back of $0.8 million of depreciation and amortization.

Investing Activities

The cash used for investing activities of $1.1 million for the three months ended March 31, 2009 is for capital expenditures.

Financing Activities

The cash provided by financing activities of $3.1 million for the three months ended March 31, 2009 was attributable to the advance on the Phoenix Revolver of $3.6 million and offset by distributions to stockholders of $0.5 million.

Sources and Uses of Funds

Our principal demands on liquidity are cash for operations and dividends paid to equity holders.  As of March 31, 2009, we had approximately $2.8 million in accrued liabilities and $3.6 million in long-term debt.  In the near term, liquidity is generated by cash from operations.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business.  Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street Properties Corp., which we refer to as Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP.  We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders.  FSP Property Management LLC currently provides the Company with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property for the corresponding month.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice.  For the three months ended March 31, 2009 and 2008, management fees paid were $25,000 and $34,000, respectively.

On December 4, 2008, we entered into a three-year secured promissory note for a revolving line of credit, which we refer to as the Phoenix Revolver, with Franklin Street for up to $15,000,000.  Advances under the Phoenix Revolver bear interest at a rate equal to the 30-day LIBOR rate plus 300 basis points (3.52% at March 31, 2009) and each advance thereunder requires a 50 basis point draw fee.  The Phoenix Revolver matures on November 30, 2011 and is secured by a mortgage on the Property.  We anticipate that any advances made under the Phoenix Revolver will be repaid at maturity or earlier from a long-term financing of the Property, cash flows from the Property or a capital event.  As of March 31, 2009, advances drawn and outstanding under the Phoenix Revolver totaled $3,600,000.  For the three months ended March 31, 2009, the draw fee and interest expense paid to Franklin Street was approximately $24,000 and $18,000, respectively.

On September 22, 2006, Franklin Street purchased 48 shares of Preferred Stock for $4,116,000.  Prior to purchasing any shares of Preferred Stock, Franklin Street agreed to vote any shares held by it on any matter presented to the holders of Preferred Stock in a manner that approximates as closely as possible the votes cast in favor of and opposed to such matter by the holders of the Preferred Stock other than Franklin Street and its affiliates.  For purposes of determining how Franklin Street votes its shares of Preferred Stock, abstentions and non-votes by stockholders other than Franklin Street are not considered.

Franklin Street is the sole holder of our one share of common stock that is issued and outstanding.  Subsequent to the completion of the placement of our preferred stock in September 2006, Franklin Street has not been entitled to share in our earnings or any dividend related to our common stock.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Not applicable.

Item 4T.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FSP PHOENIX TOWER CORP.

Date	Signature	Title

Date: May 8, 2009	/s/ George J. Carter George J. Carter	President (Principal Executive Officer)

Date: May 8, 2009	/s/ Barbara J. Fournier Barbara J. Fournier	Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of FSP Phoenix Tower Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of FSP Phoenix Tower Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of FSP Phoenix Tower Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of FSP Phoenix Tower Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.