Form 10-Q
period 2009-06-30
FSP PHOENIX TOWER CORP
filed 2009-08-07
CIK 1354309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 - Q

(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009.

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

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 1,050, each as of July 31, 2009.

FSP Phoenix Tower Corp.

Form 10-Q

Quarterly Report
June 30, 2009

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FSP Phoenix Tower Corp.
Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and par value amounts)	June 30, 2009	December 31, 2008

Assets:

Real estate investments, at cost:
Land	$3,300	$3,300
Buildings and improvements	82,690	81,201
Furniture and fixtures	255	187
	86,245	84,688

Less accumulated depreciation	6,853	5,518

Real estate investments, net	79,392	79,170

Acquired real estate leases, net of accumulated amortization of $1,324 and $1,177, respectively	1,218	1,430
Acquired favorable real estate leases, net of accumulated amortization of $260 and $229, respectively	305	345
Cash and cash equivalents	4,274	3,602
Tenant rent receivables, less allowance for doubtful accounts of $0 and $6, respectively	612	657
Step rent receivable	1,550	1,210
Deferred leasing costs, net of accumulated amortization of $465 and $311, respectively	2,165	2,096
Prepaid expenses and other assets	334	472

Total assets	$89,850	$88,982

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$3,496	$4,999
Tenant security deposits	247	237
Loan Payable - affiliate	3,600	-
Acquired unfavorable real estate leases, net of accumulated amortization of $303 and $266, respectively	439	489

Total liabilities	7,782	5,725

Commitments and Contingencies:	-	-

Stockholders’ Equity:
Preferred Stock, $.01 par value, 1,050 shares authorized, issued and outstanding, aggregate liquidation preference $105,000
at June 30, 2009 and December 31, 2008	-	-

Common Stock, $.01 par value, 1 share
authorized, issued and outstanding	-	-
Additional paid-in capital	96,188	96,188
Retained earnings and distributions in excess of earnings	(14,120)	(12,931)

Total Stockholders’ Equity	82,068	83,257

Total Liabilities and Stockholders’ Equity	$89,850	$88,982

See accompanying notes to consolidated financial statements.

FSP Phoenix Tower Corp.
Consolidated Statements of Operations
(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share amounts)	2009	2008	2009	2008

Revenues:
Rental	$3,111	$2,421	$5,870	$5,805

Total revenue	3,111	2,421	5,870	5,805

Expenses:

Rental operating expenses	1,525	1,443	2,863	2,767
Real estate taxes and insurance	604	482	1,191	1,036
Depreciation and amortization	877	738	1,723	1,526
Interest Expense	31	-	73	-

Total expenses	3,037	2,663	5,850	5,329

Income (loss) before interest income	74	(242)	20	476

Interest income	5	41	10	120

Net income (loss) attributable to preferred stockholders	$79	$(201)	$30	$596

Weighted average number of preferred shares outstanding, basic and diluted	1,050	1,050	1,050	1,050

Net income (loss) per preferred share, basic and diluted	$75	$(191)	$29	$568

See accompanying notes to consolidated financial statements.

FSP Phoenix Tower Corp.
Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended June 30,
(in thousands)	2009	2008

Cash flows from operating activities:
Net income	$30	$596
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,723	1,526
Amortization of favorable real estate leases	40	124
Amortization of unfavorable real estate leases	(50)	(54)
Bad debt expense	(1)	(36)
Changes in operating assets and liabilities:
Tenant rent receivables	45	288
Step rent receivable	(340)	(412)
Prepaid expenses and other assets	138	(3)
Accounts payable and accrued expenses	(1,211)	(1,310)
Tenant security deposits	10	(7)
Payment of deferred leasing costs	(244)	(474)

Net cash provided by operating activities	140	238

Cash flows from investing activities:
Purchase of real estate assets	(1,849)	(3,382)

Net cash used for investing activities	(1,849)	(3,382)

Cash flows from financing activities:
Distributions to stockholders	(1,219)	(3,505)
Proceeds from loan payable - affiliate	3,600	-

Net cash provided by (used for) financing activities	2,381	(3,505)

Net increase (decrease) in cash and cash equivalents	672	(6,649)

Cash and cash equivalents, beginning of period	3,602	12,718

Cash and cash equivalents, end of period	$4,274	$6,069

Supplemental disclosure of cash flow information:

Cash Paid for interest	$73	$-

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$1,342	$1,845

See accompanying notes to consolidated financial statements.

FSP Phoenix Tower Corp.
 Notes to Consolidated Financial Statements
(Unaudited)

1.   Organization, Basis of Presentation, Financial Instruments and Recent Accounting Pronouncements

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any other period.

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

On May 28, 2009, the FASB issued SFAS No. 165, “Subsequent Events”.  This Statement is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date-that is, whether that date represents the date the financial statements were issued or were available to be issued. This Statement is effective for interim and annual periods ending after June 15, 2009.  The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

FSP Phoenix Tower Corp.
 Notes to Consolidated Financial Statements
(Unaudited)

1.   Organization, Basis of Presentation, Financial Instruments and Recent Accounting Pronouncements (continued)

Recent Accounting Pronouncements (continued)

On July 1, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification ™ (Codification) and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”, which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.   This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company is currently evaluating the impact of SFAS No. 168 on the Company’s consolidated financial statements.

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

3.   Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”).  The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders.  FSP Property Management LLC currently provides the Company with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice.  For the six months ended June 30, 2009 and 2008, management fees paid were $55,000 and $58,000, respectively.

On December 4, 2008, the Company entered into a three-year secured promissory note for a revolving line of credit (the “Phoenix Revolver”) with Franklin Street for up to $15,000,000.  Advances under the Phoenix Revolver bear interest at a rate equal to the 30-day LIBOR rate plus 300 basis points (3.31% at June 30, 2009) and each advance thereunder requires a 50 basis point draw fee.  The Phoenix Revolver matures on November 30, 2011 and is secured by a mortgage on the Property.  The Company anticipates that any advances made under the Phoenix Revolver will be repaid at maturity or earlier from a long-term financing of the Property, cash flows from the Property or a capital event.  As of June 30, 2009, advances drawn and outstanding under the Phoenix Revolver totaled $3,600,000.  For the six months ended June 30, 2009, the draw fee and interest expense paid to Franklin Street was approximately $18,000 and $55,000, respectively.

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

FSP Phoenix Tower Corp.
 Notes to Consolidated Financial Statements
(Unaudited)

3.   Related Party Transactions (continued)

Franklin Street is the sole holder of our one share of Common Stock that is issued and outstanding.  Subsequent to the completion of the placement of our Preferred Stock in September 2006, Franklin Street has not been entitled to share in our earnings or any dividend related to the Common Stock of the Company.

4.   Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at June 30, 2009 and 2008.

5.    Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property.  The Company owned and operated the Property for all periods presented.

6.   Cash Distributions

The Company’s board of directors declared and paid cash distributions as follows:

Quarter Paid	Distributions Per Preferred Share	Total Distributions

First quarter of 2009	$495	$519,750

Second quarter of 2009	$666	$699,300

First quarter of 2008	$1,833	$1,924,650

Second quarter of 2008	$1,505	$1,580,250

7.   Subsequent Event

The Company’s board of directors declared a cash distribution of $714 per preferred share on July 17, 2009 to the holders of record of the Company’s Preferred Stock on July 31, 2009, payable on August 20, 2009.

The Company has evaluated all subsequent events through August 7, 2009, the date the consolidated financial statements were issued.

8.    Commitments and Contingencies

During the year ended December 31, 2007, the Company entered into construction agreements with Haley-Greer, Inc. for approximately $5.5 million of glass façade remediation in conjunction with the repositioning of the Property in the marketplace.  As of June 30, 2009, $5.1 million of work had been completed under the construction agreements.

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

Trends and Uncertainties

               Economic Conditions

The economy in the United States is continuing to experience unprecedented disruptions, including increased levels of unemployment, the failure and near failure of a number of large financial institutions, reduced liquidity and increased credit risk premiums for a number of market participants.  Economic conditions may be affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, recessionary concerns, changes in currency exchange rates, the availability of debt and interest rate fluctuations.  The current disruptions in the U.S. economy, which may affect real estate values, occupancy levels and property income, may continue or worsen in the future.  At this time, we cannot predict the extent or duration of any negative impact that the current disruptions in the U.S. economy will have on our business and, more specifically, on our efforts to lease the Property’s vacant space.

Real Estate Operations

The Property is occupied by a diverse group of tenants, including financial institutions, energy firms, law firms and other professional service organizations.  On February 29, 2008, the lease with the Property’s largest tenant, Washington Mutual Bank, or WAMU, expired and WAMU vacated the majority of its leased premises.  However, WAMU continued to occupy five floors, or approximately 103,954 square feet (17%) of the Property’s rentable space, pursuant to the holdover provisions of its lease until March 27, 2008.  Prior to the expiration of its lease on February 29, 2008, WAMU leased approximately 239,339 square feet (39%) of the Property’s rentable space.  As of June 30, 2009, the Property was approximately 72.1% leased and management is aggressively working to lease all vacant space.  Management believes that any tenant that leases 10% or more of the Property’s rentable space is material.  As of June 30, 2009, Permian Mud Service, Inc., an energy-related firm d/b/a Champion Technologies, leased approximately 78,166 square feet (13%) of the Property’s rentable space through February 2018.  Other prominent additional tenants include Phillips & Akers, a Texas professional corporation (law firm), which leases approximately 26,939 square feet (4%) through November 2011 and Allen Boone Humphries Robinson LLP, (law firm), which leases approximately 51,153 square feet (8%) through July 2018.  Permian Mud Service, Inc., Phillips & Akers, and Allen Boone Humphries Robinson LLP account for approximately 156,258 square feet (26%) of the rentable area of the Property.  Other well-known tenants include Morgan Stanley Smith Barney, Sprint Communications, Lincoln National Life Insurance Company and the United States Army.  There are currently approximately 44 tenants leasing office space at the Property.

Since its completion in 1984, the Property has competed within the office market in Houston, Texas.  Management believes that the Property is still competitive with other office buildings, but that at approximately twenty-five years in age, the Property needed improvements in several important areas in order to maintain or enhance its prominent position in the marketplace.  Accordingly, management provided for a cash reserve in order to reposition the Property in the marketplace.  The improvements include, but are not limited to, remediation of the glass façade and upgrades to the garage, ground floor lobby, ninth floor sky lobby and terrace, streetscape and landscape.  If successful, management believes that such a repositioning could increase the value of the Property and lead to higher future rent and occupancy levels. To date, management has completed common area improvements (upgrades to the ground floor lobby, ninth floor sky lobby, streetscape and landscape) and improvements to the garage facility, ninth floor sky terrace and many upgrades and enhancements to the Property’s operating systems.  Through June 30, 2009, management had incurred costs of approximately $11.1 million and anticipates that approximately $0.7 million in additional funds will be required to complete these specific improvements.  If conditions warrant, management may elect to make additional improvements at additional cost in order to further enhance the Property.

On September 13, 2008, as the repositioning of the Property was nearing completion and leasing activity was gaining momentum, Hurricane Ike made a direct hit on Houston’s core business areas inside the 610 Loop, causing significant property damage.  The Property sustained significant water damage primarily from approximately fifty shattered windows, roof damage, and leaking windows.  As of June 30, 2009, the Property had been substantially restored to its pre-hurricane condition at an approximate cost of $3,186,000.  Of this total cost, a hurricane/named-windstorm insurance policy deductible amount of $250,000 was funded from operating reserves of the Property and approximately $2,936,000 was funded by the insurance carrier.  Subsequent to June 30, 2009, minor hurricane-related repairs have continued to be made, with the final costs thereof to be submitted to the insurance carrier for reimbursement.  Due to delays caused by Hurricane Ike, and subsequent weather-related delays, the final phase of the façade remediation that had been scheduled for completion by June 30, 2009, is now scheduled for completion by July 31, 2009 (weather permitting).

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

Given the amount of space that needs to be leased and the potential for significant tenant improvement allowances and leasing commissions, on December 4, 2008, we entered into a revolving line of credit, which we refer to as the Phoenix Revolver, with Franklin Street Properties Corp. for up to $15,000,000.  Advances under the Phoenix Revolver bear interest at a rate equal to the 30-day LIBOR rate plus 300 basis points (3.31% at June 30, 2009) and each advance thereunder requires a 50 basis point draw fee.  The Phoenix Revolver matures on November 30, 2011 and is secured by a mortgage on the Property.  We anticipate that any advances made under the Phoenix Revolver will be repaid at maturity or earlier from a long-term financing of the Property, cash flows from the Property or a capital event.  As of June 30, 2009, advances drawn and outstanding under the Phoenix Revolver totaled $3,600,000.

For the three months ended June 30, 2009, we believe that vacancy rates for buildings in the Houston office market increased slightly and that rental rates decreased, but only slightly over first quarter 2009.  These trends may continue or worsen in the future.  Continuing turmoil in the global financial markets and substantially lower oil prices burdening the oil and gas industry, a significant driver of the Houston economy, has slowed the pace of leasing activity in the Houston market and will likely prolong the time it takes to lease the vacant space at the Property.  However, management believes that the repositioning of the Property in the marketplace, combined with a dwindling supply of large blocks of available Class A office space in the area, will continue to result in increased inquiries from prospective tenants.  Management also believes that the position of the Property within the city’s office market is strong, and management is optimistic that the existing vacant space will ultimately be leased to new tenants.

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

Results of Operations

As of June 30, 2009, the Property was approximately 72.1% leased to a diverse group of tenants with staggered lease expirations.  The largest tenant is Permian Mud Service Inc., an energy-related firm d/b/a Champion Technologies, which leases approximately 78,166 square feet (13%) of the Property’s rentable space through February of 2018.

Comparison of the three months ended June 30, 2009 to the three months ended June 30, 2008.

Revenue

Total revenue increased $0.7 million to $3.1 million for the three months ended June 30, 2009, as compared to $2.4 million for the three months ended June 30, 2008.  This increase was primarily due to an increase in base rents of $0.1 million and an increase in revenue from recovery of expenses of $0.6 million. The majority of the operating expenses, real estate taxes and insurance expenses represent amounts recoverable by the Company.

Expenses

Total expenses increased approximately $0.3 million to $3.0 million for the three months ended June 30, 2009 as compared to $2.7 million for the three months ended June 30, 2008.  This increase was predominately attributable to a $0.2 million increase in real estate taxes and depreciation and amortization and a $0.1 million increase in operating expenses and interest expense.

Comparison of the six months ended June 30, 2009 to the six months ended June 30, 2008.

Revenue

Total revenue increased $0.1 million to $5.9 million for the six months ended June 30, 2009, as compared to $5.8 million for the six months ended June 30, 2008.  This increase was primarily from an increase in recovery of expenses of approximately $0.8 million and was partially offset by the decrease in base rents of $0.7 million due to the WAMU lease, which expired on February 29, 2008. The majority of the operating expenses, real estate taxes and insurance expenses represent amounts recoverable by the Company.

Expenses

Total expenses increased approximately $0.6 million to $5.9 million for the six months ended June 30, 2009 as compared to $5.3 million for the six months ended June 30, 2008.  This increase was predominately attributable to a $0.4 million increase in real estate taxes and depreciation and amortization and a $0.2 million increase in operating expenses and interest expense.

Liquidity and Capital Resources

Cash and cash equivalents were $4.3 million at June 30, 2009 and $3.6 million at December 31, 2008. This $0.7 million increase is attributable to $0.1 million provided by operating activities, $1.8 million used for investing activities and $2.4 million provided by financing activities.

Management believes that the existing cash and cash equivalents as of June 30, 2009 of $4.3 million and cash anticipated to be generated internally by operations and borrowings will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash provided by operating activities of $0.1 million for the six months ended June 30, 2009 is primarily attributable to minimal net income plus add-back of $1.7 million of depreciation and amortization and partially offset by the uses arising from other current accounts of $1.4 million and payments of deferred leasing costs of $0.2 million.

Investing Activities

The cash used for investing activities of $1.8 million for the six months ended June 30, 2009 is for capital expenditures.

Financing Activities

The cash provided by financing activities of $2.4 million for the six months ended June 30, 2009 was attributable to the advance on the Phoenix Revolver of $3.6 million and offset by distributions to stockholders of $1.2 million.

Sources and Uses of Funds

Our principal demands on liquidity are cash for operations and dividends paid to equity holders.  As of June 30, 2009, we had approximately $3.5 million in accrued liabilities and $3.6 million in long-term debt.  In the near term, liquidity is generated by cash from operations.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business.  Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street Properties Corp., which we refer to as Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP.  We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders.  FSP Property Management LLC currently provides the Company with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property for the corresponding month.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice.  For the six months ended June 30, 2009 and 2008, management fees paid were $55,000 and $58,000, respectively.

On December 4, 2008, we entered into a three-year secured promissory note for a revolving line of credit, which we refer to as the Phoenix Revolver, with Franklin Street for up to $15,000,000.  Advances under the Phoenix Revolver bear interest at a rate equal to the 30-day LIBOR rate plus 300 basis points (3.31% at June 30, 2009) and each advance thereunder requires a 50 basis point draw fee.  The Phoenix Revolver matures on November 30, 2011 and is secured by a mortgage on the Property.  We anticipate that any advances made under the Phoenix Revolver will be repaid at maturity or earlier from a long-term financing of the Property, cash flows from the Property or a capital event.  As of June 30, 2009, advances drawn and outstanding under the Phoenix Revolver totaled $3,600,000.  For the six months ended June 30, 2009, the draw fee and interest expense paid to Franklin Street was approximately $55,000 and $18,000, respectively.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

Not applicable.

Item 4T.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.Risk Factors.

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

FSP PHOENIX TOWER CORP.

Date	Signature	Title

Date: August 7, 2009	/s/ George J. Carter George J. Carter	President (Principal Executive Officer)

Date: August 7, 2009	/s/ Barbara J. Fournier Barbara J. Fournier	Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of FSP Phoenix Tower Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of FSP Phoenix Tower Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of FSP Phoenix Tower Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of FSP Phoenix Tower Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.