Form 10-Q
period 2009-09-30
FSP PHOENIX TOWER CORP
filed 2009-11-06
CIK 1354309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 - Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009.

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

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 1,050, each as of October 31, 2009.

FSP Phoenix Tower Corp.

Form 10-Q

Quarterly Report
September 30, 2009

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FSP Phoenix Tower Corp. Consolidated Balance Sheets (Unaudited)
(in thousands, except share and par value amounts)	September 30, 2009	December 31, 2008

Assets:

Real estate investments, at cost:
Land	$3,300	$3,300
Buildings and improvements	83,196	81,201
Furniture and fixtures	258	187
	86,754	84,688

Less accumulated depreciation	7,536	5,518

Real estate investments, net	79,218	79,170

Acquired real estate leases, net of accumulated amortization of $1,106 and $1,177, respectively	1,123	1,430
Acquired favorable real estate leases, net of accumulated amortization of $279 and $229, respectively	286	345
Cash and cash equivalents	4,443	3,602
Tenant rent receivables, less allowance for doubtful accounts
of $49 and $6, respectively	144	657
Step rent receivable	1,742	1,210
Deferred leasing costs, net of accumulated amortization of $555 and $311, respectively	2,338	2,096
Prepaid expenses and other assets	206	472

Total assets	$89,500	$88,982

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$3,717	$4,999
Tenant security deposits	237	237
Loan Payable - affiliate	3,600	-
Acquired unfavorable real estate leases, net of accumulated amortization of $288 and $266, respectively	417	489

Total liabilities	7,971	5,725

Commitments and Contingencies:	-	-

Stockholders’ Equity:
Preferred Stock, $.01 par value, 1,050 shares authorized, issued and outstanding, aggregate liquidation preference $105,000
at September 30, 2009 and December 31, 2008	-	-

Common Stock, $.01 par value, 1 share
authorized, issued and outstanding	-	-
Additional paid-in capital	96,188	96,188
Retained earnings and distributions in excess of earnings	(14,659)	(12,931)

Total Stockholders’ Equity	81,529	83,257

Total Liabilities and Stockholders’ Equity	$89,500	$88,982

See accompanying notes to consolidated financial statements.

FSP Phoenix Tower Corp. Consolidated Statements of Operations (Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share amounts)	2009	2008	2009	2008

Revenues:
Rental	$2,891	$2,707	$8,761	$8,512

Total revenue	2,891	2,707	8,761	8,512

Expenses:

Rental operating expenses	1,542	1,581	4,405	4,348
Real estate taxes and insurance	232	525	1,423	1,561
Depreciation and amortization	879	724	2,602	2,250
Interest expense	30	-	103	-

Total expenses	2,683	2,830	8,533	8,159

Income (loss) before interest income	208	(123)	228	353

Interest income	3	30	13	150

Net income (loss) attributable to preferred stockholders	$211	$(93)	$241	$503

Weighted average number of preferred shares outstanding,
basic and diluted	1,050	1,050	1,050	1,050

Net income (loss) per preferred share, basic and diluted	$201	$(89)	$230	$479

See accompanying notes to consolidated financial statements.

FSP Phoenix Tower Corp. Consolidated Statements of Cash Flows (Unaudited)
	For the Nine Months Ended September 30,
(in thousands)	2009	2008

Cash flows from operating activities:
Net income	$241	$503
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,602	2,250
Amortization of favorable real estate leases	59	146
Amortization of unfavorable real estate leases	(72)	(77)
Increase in bad debt reserve	43	-
Changes in operating assets and liabilities:
Tenant rent receivables	470	(82)
Step rent receivable	(532)	(489)
Prepaid expenses and other assets	266	(1,349)
Accounts payable and accrued expenses	(707)	1,681
Tenant security deposits	-	14
Payment of deferred leasing costs	(519)	(1,051)

Net cash provided by operating activities	1,851	1,546

Cash flows from investing activities:
Purchase of real estate assets	(2,641)	(5,004)

Net cash used for investing activities	(2,641)	(5,004)

Cash flows from financing activities:
Distributions to stockholders	(1,969)	(3,757)
Proceeds from loan payable - affiliate	3,600	-

Net cash provided by (used for) financing activities	1,631	(3,757)

Net increase (decrease) in cash and cash equivalents	841	(7,215)

Cash and cash equivalents, beginning of period	3,602	12,718

Cash and cash equivalents, end of period	$4,443	$5,503

Supplemental disclosure of cash flow information:

Cash Paid for interest	$103	$-

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$1,059	$1,510

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any other period.

Financial Instruments

The Company estimates that the carrying value of cash and cash equivalents approximate their fair values based on their short-term maturity and prevailing interest rates.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a pronouncement establishing the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. The standard explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. This standard is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. The Company has adopted this standard in accordance with GAAP.

In May 2009, the FASB issued a pronouncement which sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This disclosure should alert all users of financials statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company is adhering to the requirements of this pronouncement which was effective for financial periods ending after June 15, 2009.

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

The Company adopted an accounting pronouncement related to uncertainty in income taxes effective January 1, 2007, which did not result in recording a liability, nor was any accrued interest and penalties recognized with the adoption.  Accrued interest and penalties will be recorded as income tax expense, if the Company records a liability in the future.  The Company’s effective tax rate was not affected by the adoption.  The Company files income tax returns in the U.S. federal jurisdiction and State of Texas jurisdiction.  The statute of limitations for the Company’s income tax returns is generally three years and as such, the Company’s returns that remain subject to examination would be primarily from 2006 and thereafter.

3.	Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”).  The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders.  FSP Property Management LLC currently provides the Company with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice.  For the nine months ended September 30, 2009 and 2008, management fees paid were $86,000 and $80,000, respectively.

On December 4, 2008, the Company entered into a three-year secured promissory note for a revolving line of credit (the “Phoenix Revolver”) with Franklin Street for up to $15,000,000.  Advances under the Phoenix Revolver bear interest at a rate equal to the 30-day LIBOR rate plus 300 basis points (3.25% at September 30, 2009) and each advance thereunder requires a 50 basis point draw fee.  The Phoenix Revolver matures on November 30, 2011 and is secured by a mortgage on the Property.  The Company anticipates that any advances made under the Phoenix Revolver will be repaid at maturity or earlier from a long-term financing of the Property, cash flows from the Property or a capital event.  As of September 30, 2009, advances drawn and outstanding under the Phoenix Revolver totaled $3,600,000.  For the nine months ended September 30, 2009, the draw fee and interest expense paid to Franklin Street was approximately $18,000 and $85,000, respectively.

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

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at September 30, 2009 and 2008.

FSP Phoenix Tower Corp.
 Notes to Consolidated Financial Statements
(Unaudited)

5.	Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property.  The Company owned and operated the Property for all periods presented.

6.	Cash Distributions

The Company’s board of directors declared and paid cash distributions as follows:

Quarter Paid	Distributions Per Preferred Share	Total Distributions

First quarter of 2009	$ 495	$ 519,750

Second quarter of 2009	$ 666	$ 699,300

Third quarter of 2009	$ 714	$ 749,700

First quarter of 2008	$ 1,833	$ 1,924,650

Second quarter of 2008	$ 1,505	$ 1,580,250

Third quarter of 2008	$ 240	$ 252,000

7.	Subsequent Event

The Company’s board of directors declared a cash distribution of $738 per preferred share on October 16, 2009 to the holders of record of the Company’s Preferred Stock on October 30, 2009, payable on November 20, 2009.

The Company has evaluated all subsequent events through November 6, 2009, the date the consolidated financial statements were issued.

8.	Commitments and Contingencies

During the year ended December 31, 2007, the Company entered into construction agreements with Haley-Greer, Inc. for approximately $5.5 million of glass façade remediation in conjunction with the repositioning of the Property in the marketplace. As of September 30, 2009, the scope of work stipulated in the construction agreements has been completed, and a total of approximately $5.2 million has been paid and accrued.

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

Real Estate Operations

The Property is occupied by a diverse group of tenants, including financial institutions, energy firms, law firms and other professional service organizations. On February 29, 2008, the lease with the Property’s largest tenant, Washington Mutual Bank, or WAMU, expired and WAMU vacated the majority of its leased premises. However, WAMU continued to occupy five floors, or approximately 103,954 square feet (17%) of the Property’s rentable space, pursuant to the holdover provisions of its lease until March 27, 2008. Prior to the expiration of its lease on February 29, 2008, WAMU leased approximately 239,339 square feet (39%) of the Property’s rentable space. As of September 30, 2009, the Property was approximately 74% leased and management is aggressively working to lease all vacant space. Management believes that any tenant that leases 10% or more of the Property’s rentable space is material. As of September 30, 2009, Permian Mud Service, Inc., an energy-related firm d/b/a Champion Technologies, leased approximately 78,166 square feet (13%) of the Property’s rentable space through February 2018. Other prominent additional tenants include Phillips & Akers, a Texas professional corporation (law firm), which leases approximately 26,939 square feet (4%) through November 2011 and Allen Boone Humphries Robinson LLP, (law firm), which leases approximately 51,153 square feet (8%) through July 2018. Permian Mud Service, Inc., Phillips & Akers, and Allen Boone Humphries Robinson LLP account for approximately 156,258 square feet (26%) of the rentable area of the Property. Other well-known tenants include Morgan Stanley Smith Barney, Sprint Communications, Lincoln National Life Insurance Company and the United States Army. There are currently approximately 45 tenants leasing office space at the Property.

Since its completion in 1984, the Property has competed within the office market in Houston, Texas. Management believes that the Property is still competitive with other office buildings, but that at approximately twenty-five years in age, the Property needed improvements in several important areas in order to maintain or enhance its prominent position in the marketplace. Accordingly, management provided for a cash reserve in order to reposition the Property in the marketplace. The improvements include, but are not limited to, remediation of the glass façade and upgrades to the garage, ground floor lobby, ninth floor sky lobby and terrace, streetscape and landscape. If successful, management believes that such a repositioning could increase the value of the Property and lead to higher future rent and occupancy levels. To date, the repositioning is substantially complete, with management having completed the remediation of the glass façade, common area improvements (upgrades to the ground floor lobby, ninth floor sky lobby, streetscape and landscape) and improvements to the garage facility, ninth floor sky terrace and many upgrades and enhancements to the Property’s operating systems. Through September 30, 2009, management had incurred costs of approximately $11.1 million and anticipates that approximately $0.4 million in additional funds will be required to complete these specific improvements. If conditions warrant, management may elect to make additional improvements at additional cost in order to further enhance the Property.

On September 13, 2008, as the repositioning of the Property was nearing completion and leasing activity was gaining momentum, Hurricane Ike made a direct hit on Houston’s core business areas inside the 610 Loop, causing significant property damage. The Property sustained significant water damage primarily from approximately fifty shattered windows, roof damage, and leaking windows. As of September 30, 2009, the Property had been substantially restored to its pre-hurricane condition at an approximate cost of $3,487,000. Of this total cost, a hurricane/named-windstorm insurance policy deductible amount of $250,000 was funded from operating reserves of the Property and approximately $3,237,000 was funded by the insurance carrier. Subsequent to September 30, 2009, minor hurricane-related repairs have continued to be made, with the final costs thereof to be submitted to the insurance carrier for reimbursement.

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

Given the amount of space that needs to be leased and the potential for significant tenant improvement allowances and leasing commissions, on December 4, 2008, we entered into a revolving line of credit, which we refer to as the Phoenix Revolver, with Franklin Street Properties Corp. for up to $15,000,000. Advances under the Phoenix Revolver bear interest at a rate equal to the 30-day LIBOR rate plus 300 basis points (3.25% at September 30, 2009) and each advance thereunder requires a 50 basis point draw fee. The Phoenix Revolver matures on November 30, 2011 and is secured by a mortgage on the Property. We anticipate that any advances made under the Phoenix Revolver will be repaid at maturity or earlier from a long-term financing of the Property, cash flows from the Property or a capital event. As of September 30, 2009, advances drawn and outstanding under the Phoenix Revolver totaled $3,600,000.

For the three months ended September 30, 2009, we believe that vacancy rates for buildings in the Houston office market increased slightly and that rental rates decreased, but only slightly over second quarter 2009. These trends may continue or worsen in the future. Continuing turmoil in the global financial markets and substantially lower oil prices burdening the oil and gas industry, a significant driver of the Houston economy, has slowed the pace of leasing activity in the Houston market and will likely prolong the time it takes to lease the vacant space at the Property. However, management believes that the repositioning of the Property in the marketplace, combined with a dwindling supply of large blocks of available Class A office space in the area, will continue to result in increased inquiries from prospective tenants. Management also believes that the position of the Property within the city’s office market is strong, and management is optimistic that the existing vacant space will ultimately be leased to new tenants.

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

Results of Operations

As of September 30, 2009, the Property was approximately 74.0% leased to a diverse group of tenants with staggered lease expirations. The largest tenant is Permian Mud Service Inc., an energy-related firm d/b/a Champion Technologies, which leases approximately 78,166 square feet (13%) of the Property’s rentable space through February of 2018.

Comparison of the three months ended September 30, 2009 to the three months ended September 30, 2008.

Revenue

Total revenue increased $0.2 million to $2.9 million for the three months ended September 30, 2009, as compared to $2.7 million for the three months ended September 30, 2008. This increase was primarily due to an increase in base rents of $0.2 million. The majority of the operating expenses, real estate taxes and insurance expenses represent amounts recoverable by the Company.

Expenses

Total expenses decreased approximately $0.1 million to $2.7 million for the three months ended September 30, 2009 as compared to $2.8 million for the three months ended September 30, 2008. This decrease was predominately attributable to a $0.3 million decrease in real estate taxes and insurance and was partially offset by a $0.2 million increase in depreciation and amortization expense.

Comparison of the nine months ended September 30, 2009 to the nine months ended September 30, 2008.

Revenue

Total revenue increased $0.3 million to $8.8 million for the nine months ended September 30, 2009, as compared to $8.5 million for the nine months ended September 30, 2008. This increase was primarily from an increase in rents of approximately $0.2 million and an increase in recovery of expenses of approximately $0.8 million and was partially offset by the decrease in base rents of $0.7 million due to the WAMU lease, which expired on February 29, 2008. The majority of the operating expenses, real estate taxes and insurance expenses represent amounts recoverable by the Company.

Expenses

Total expenses increased approximately $0.3 million to $8.5 million for the nine months ended September 30, 2009 as compared to $8.2 million for the nine months ended September 30, 2008. This increase was predominately attributable to a $0.4 million increase in depreciation and amortization and interest expense and was partially offset by a $0.1 million decrease in real estate taxes and insurance.

Liquidity and Capital Resources

Cash and cash equivalents were $4.4 million at September 30, 2009 and $3.6 million at December 31, 2008. This $0.8 million increase is attributable to $1.8 million provided by operating activities, $2.6 million used for investing activities and $1.6 million provided by financing activities.

Management believes that the existing cash and cash equivalents as of September 30, 2009 of $4.4 million and cash anticipated to be generated internally by operations and borrowings will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash provided by operating activities of $1.8 million for the nine months ended September 30, 2009 is primarily attributable to net income of approximately $0.2 million, plus non-cash items of $2.6 million consisting primarily of depreciation and amortization, and was partially offset by the uses arising from other current accounts of $0.5 million and payments of deferred leasing costs of $0.5 million.

Investing Activities

The cash used for investing activities of $2.6 million for the nine months ended September 30, 2009 was for capital expenditures.

Financing Activities

The cash provided by financing activities of $1.6 million for the nine months ended September 30, 2009 was attributable to the advance on the Phoenix Revolver of $3.6 million and offset by distributions to stockholders of $2.0 million.

Sources and Uses of Funds

Our principal demands on liquidity are cash for operations and dividends paid to equity holders. As of September 30, 2009, we had approximately $3.7 million in accrued liabilities and $3.6 million in long-term debt. In the near term, liquidity is generated by cash from operations.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street Properties Corp., which we refer to as Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property for the corresponding month. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the nine months ended September 30, 2009 and 2008, management fees paid were $86,000 and $80,000, respectively.

On December 4, 2008, we entered into a three-year secured promissory note for a revolving line of credit, which we refer to as the Phoenix Revolvers, with Franklin Street for up to $15,000,000. Advances under the Phoenix Revolver bear interest at a rate equal to the 30-day LIBOR rate plus 300 basis points (3.25% at September 30, 2009) and each advance thereunder requires a 50 basis point draw fee. The Phoenix Revolver matures on November 30, 2011 and is secured by a mortgage on the Property. We anticipate that any advances made under the Phoenix Revolver will be repaid at maturity or earlier from a long-term financing of the Property, cash flows from the Property or a capital event. As of September 30, 2009, advances drawn and outstanding under the Phoenix Revolver totaled $3,600,000. For the nine months ended September 30, 2009, the draw fee and interest expense paid to Franklin Street was approximately $18,000 and $85,000, respectively.

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

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FSP PHOENIX TOWER CORP.

Date	Signature	Title

Date: November 6, 2009	/s/ George J. Carter George J. Carter	President (Principal Executive Officer)

Date: November 6, 2009	/s/ Barbara J. Fournier Barbara J. Fournier	Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of FSP Phoenix Tower Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of FSP Phoenix Tower Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of FSP Phoenix Tower Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of FSP Phoenix Tower Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.