Form 10-K
period 2009-12-31
FSP PHOENIX TOWER CORP
filed 2010-03-12
CIK 1354309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-52559

FSP Phoenix Tower Corp.
(Exact name of registrant as specified in its charter)

Delaware	20-3965390
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Edgewater Place, Wakefield, Massachusetts	01880
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 557-1300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Preferred Stock, $.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes        No X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes        No X .

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes X   No __.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes        No __.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes         No X.

As of June 30, 2009, the aggregate fair market value of Common Stock held by non-affiliates of the registrant was $0.

The number of shares of Common Stock outstanding was 1 and the number of shares of Preferred Stock outstanding was 1,050, each as of February 28, 2010.

Documents incorporated by reference: None.

PART I

Item 1.	Business

History

Our company, FSP Phoenix Tower Corp., which individually or together with its subsidiaries, we refer to as the Company, we or our, is a Delaware corporation formed to purchase, own, operate, improve and reposition in the marketplace a thirty-four story multi-tenant office building containing approximately 629,054 rentable square feet of space located on approximately 2.1 acres of land in Houston, Texas, which we refer to as the Property.  The Company operates in a manner intended to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

The Company was organized in December 2005 by FSP Investments LLC (member, FINRA and SIPC), a wholly-owned subsidiary of Franklin Street Properties Corp., which we refer to as Franklin Street (NYSE Amex: FSP).  FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) the organization of the Company, (b) the acquisition of the Property by the Company and (c) the sale of equity interests in the Company.

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

The Company commenced operations in February 2006.

Franklin Street holds the sole share of the Company’s common stock, $.01 par value per share, which we refer to as the Common Stock.  Between March 2006 and September 2006, FSP Investments LLC completed the sale on a best efforts basis of 1,050 shares of the Company’s preferred stock, $.01 par value per share, which we refer to as the Preferred Stock.  We sold the Preferred Stock for an aggregate consideration of approximately $104,316,000 in a private placement offering to 789 “accredited investors” within the meaning of Regulation D under the Securities Act of 1933. Between March 31, 2006 and September 22, 2006, the Company held 10 investor closings, at each of which shares of Preferred Stock were sold and funds were received.  On September 22, 2006, Franklin Street purchased 48 shares of Preferred Stock (approximately 4.6% of the 1,050 shares sold) for $4,116,000, representing $4,800,000 at the offering price net of commissions of $384,000 and fees of $300,000 that were excluded.  Prior to purchasing any shares of Preferred Stock, Franklin Street agreed to vote any shares held by it on any matter presented to the holders of Preferred Stock in a manner that approximates as closely as possible the votes cast in favor of and opposed to such matter by the holders of the Preferred Stock other than Franklin Street and its affiliates.  For purposes of determining how Franklin Street votes its shares of Preferred Stock, abstentions and non-votes by stockholders other than Franklin Street are not considered.  Funds from each individual closing were used to repay the First Mortgage Loan and associated fees as well as other expenses payable to Franklin Street’s wholly-owned subsidiary, FSP Investments LLC.  The use of proceeds received from the offerings of Preferred Stock and affiliates receiving payments are set forth in the table below:

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
(5)
The Loan Fee Paid to Franklin Street was a fee (or points) payable to Franklin Street to obtain the First Mortgage Loan to purchase the Property in the amount of $5,761,500. The First Mortgage Loan was in an original principal amount equal to the purchase price of the Property, and had a term of two years, which was prepayable at any time without premium or penalty and carried an interest rate equal to the rate payable by Franklin Street on borrowings under its line of credit with its bank.

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

Since its completion in 1984, the Property has competed within the office market in Houston, Texas. Management believes that the Property is still competitive with other office buildings, but given its age, it needed improvements in several important areas in order to maintain or enhance its prominent position in the marketplace. Management believes that such a repositioning could increase the value of the Property and lead to higher future rent and occupancy levels. Accordingly, management provided for a cash reserve in order to reposition the Property in the marketplace. The improvements included, among others, remediation of the glass façade and upgrades to the garage, ground floor lobby, ninth floor sky lobby and terrace, streetscape and landscape. The improvements were substantially completed in June 2009 and have received favorable responses from our existing tenants, potential future tenants and the local leasing community. Through December 31, 2009, the Company had incurred costs of approximately $11.4 million and does not anticipate that any additional funds will be required for the improvements. If conditions warrant, however, management may elect to make additional improvements at additional cost in order to further enhance the Property.

On September 13, 2008, as the repositioning of the Property was nearing completion and leasing activity was gaining momentum, Hurricane Ike made a direct hit on Houston’s core business areas inside the 610 Loop, causing significant property damage. The Property sustained significant water damage primarily from approximately fifty shattered windows, roof damage and leaking windows. As of December 31, 2009, the Property had been substantially restored to its pre-hurricane condition at an approximate cost of $3,487,000. Of this total cost, a hurricane/named-windstorm insurance policy deductible of $250,000 was funded from operating reserves of the Property and approximately $3,237,000 was funded by the insurance carrier. Subsequent to December 31, 2009, the Company has continued to make minor hurricane-related repairs, with the final costs thereof to be submitted to the insurance carrier for reimbursement.

The Property is occupied by a diverse group of tenants, including financial institutions, energy firms, law firms and other professional service organizations. On February 29, 2008, the lease with the Property’s largest tenant, Washington Mutual Bank, or WAMU, expired and WAMU vacated the majority of its leased premises. However, WAMU continued to occupy five floors, or approximately 103,954 square feet (17%) of the Property’s rentable space, pursuant to the holdover provisions of its lease until March 27, 2008. Prior to the expiration of its lease on February 29, 2008, WAMU had leased approximately 239,339 square feet (39%) of the Property’s rentable space. As of December 31, 2009, the Property was approximately 74% leased and management is aggressively working to lease all vacant space. Management believes that any tenant that leases 10% or more of the Property’s rentable space is material. As of December 31, 2009, Permian Mud Service, Inc., an energy-related firm d/b/a Champion Technologies, leased approximately 78,166 square feet (13%) of the Property’s rentable space through February 2018. Other prominent additional tenants include Phillips & Akers, a Texas professional corporation (law firm), which leases approximately 26,939 square feet (4%) through November 2011 and Allen Boone Humphries Robinson LLP, (law firm), which leases approximately 51,153 square feet (8%) through July 2018. Permian Mud Service, Inc., Phillips & Akers, and Allen Boone Humphries Robinson LLP account for approximately 156,258 square feet (26%) of the rentable area of the Property. Other well-known tenants include Morgan Stanley Smith Barney, Sprint Communications, Lincoln National Life Insurance Company and the United States Army. There are currently approximately 42 tenants leasing office space at the Property.

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

We intend to dispose of the Property at such time that our directors determine that we have achieved our investment objectives. We do not intend to reinvest the proceeds and would distribute cash proceeds to stockholders following such disposition. We also do not intend to list our shares of Preferred Stock on an exchange and therefore do not expect any trading market to develop in such shares.

We have the right to obtain a line of credit as described below.

Revolving Line of Credit

Given the amount of space that needs to be leased and the potential for significant tenant improvement allowances and leasing commissions, on December 4, 2008, we entered into a three-year secured promissory note for a revolving line of credit, which we refer to as the Phoenix Revolver, with Franklin Street for up to $15,000,000. Advances under the Phoenix Revolver bear interest at a rate equal to the 30-day LIBOR rate plus 300 basis points (3.23% at December 31, 2009) and each advance thereunder requires a payment of 50 basis point draw fee. The Phoenix Revolver matures on November 30, 2011 and is secured by a mortgage on the Property. We anticipate that any advances made under the Phoenix Revolver will be repaid at maturity or earlier from a long-term financing of the Property, cash flows from the Property or a capital event. As of December 31, 2009, advances drawn and outstanding under the Phoenix Revolver totaled $3,600,000. For the twelve months ended December 31, 2009, the draw fee and interest expense paid to Franklin Street was approximately $18,000 and $115,000, respectively.

Competition

The economy in the United States is continuing to experience significant disruptions, including high levels of unemployment, the failure and near failure of a number of large financial institutions, reduced liquidity and increased credit risk premiums for a number of market participants. Economic conditions may be affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, recessionary concerns, changes in currency exchange rates, the availability of debt and interest rate fluctuations. Management believes that the current disruptions have negatively impacted our ability to lease vacant space at the Property. These disruptions may continue or worsen in the future. At this time, we cannot predict the extent or duration of any negative impact that the current disruptions in the U.S. economy will have on our business and, more specifically, on our efforts to lease vacant space at the Property.

The Property is an office building located in Houston, Texas. The Property is competing against the other office buildings which are or may become available in the general area in which the Property is located and which may be priced at rental levels lower than those for space in the Property or which may otherwise be more attractive to tenants. In order to lease existing vacancy, the Property must be competitive, in regards to cost and amenities, with other buildings of similar use near our location. Some of our competitors may have significantly more resources than we do and may be able to offer more attractive rental rates or services. On the other hand, some of our competitors may be smaller or have lower fixed overhead costs, less cash or other resources that make them willing or able to accept lower rents in order to maintain a certain occupancy level. If, at any time, there is no significant existing competition for the Property, our competitors may decide to enter the market and build new buildings to compete with our Property. Our competition is not only with other developers, but also with property users who choose to own their building or a portion of the building in the form of an office condominium, larger market forces (including the current disruptions in the U.S. economy described above, changes in interest rates and tax treatment) that increase competition among landlords for quality tenants and individual decisions beyond our control. Given that the Property is a multi-tenant office building that is leased to a diverse group of tenants with staggered lease expirations, we cannot predict which competitive factors will be relevant to prospective future tenants at this time.

Since its completion in 1984, the Property has competed within the office market in Houston, Texas. Management believes that the Property is still competitive with other office buildings, but given its age, it needed improvements in several important areas in order to maintain or enhance its prominent position in the marketplace. The improvements were substantially completed in June 2009 and have received favorable responses from our existing tenants, potential future tenants and the local leasing community. Please see “Part I, Item 2. Properties” for additional information on the improvements to the Property.

Employees

We had no employees as of December 31, 2009.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, and, in accordance therewith, we file reports and other information with the Securities and Exchange Commission (SEC). This Annual Report on Form 10-K and other reports and other information we file can be inspected and copied at the SEC Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 on official business days during the hours of 10:00 to 3:00 pm. Such reports, proxy and information statements, if any, and other information about issuers that file electronically with the SEC may also be obtained from the web site that the SEC maintains at http://www.sec.gov. Further information about the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

Item 1A.	Risk Factors

Not applicable.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Set forth below is information regarding the Property as of December 31, 2009:

			Percent
	Date of	Approx.	Leased as	Number
Property Location	Purchase	Square Feet	of 12/31/09	of Tenants	Name of Major Tenant

3200 Southwest Freeway	02/22/06	629,054	74%	42	Permian Mud Service, Inc.
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

Since its completion in 1984, the Property has competed within the office market in Houston, Texas. Management believes that the Property is still competitive with other office buildings, but given its age, it needed improvements in several important areas in order to maintain or enhance its prominent position in the marketplace. Management believes that such a repositioning could increase the value of the Property and lead to higher future rent and occupancy levels. Accordingly, management provided for a cash reserve in order to reposition the Property in the marketplace. The improvements included, among others, remediation of the glass façade and upgrades to the garage, ground floor lobby, ninth floor sky lobby and terrace, streetscape and landscape. The improvements were substantially completed in June 2009 and have received favorable responses from our existing tenants, potential future tenants and the local leasing community. Through December 31, 2009, we had incurred costs of approximately $11.4 million and do not anticipate that any additional funds will be required for those improvements. If conditions warrant, however, management may elect to make additional improvements at additional cost in order to further enhance the Property.

On September 13, 2008, as the repositioning of the Property was nearing completion and leasing activity was gaining momentum, Hurricane Ike made a direct hit on Houston’s core business areas inside the 610 Loop, causing significant property damage. The Property sustained significant water damage primarily from approximately fifty shattered windows, roof damage and leaking windows. As of December 31, 2009, the Property had been substantially restored to its pre-hurricane condition at an approximate cost of $3,487,000. Of this total cost, a hurricane/named-windstorm insurance policy deductible of $250,000 was funded from operating reserves of the Property and approximately $3,237,000 was funded by the insurance carrier. Subsequent to December 31, 2009, we have continued to make minor hurricane-related repairs, with the final costs thereof to be submitted to the insurance carrier for reimbursement.

Below is certain information with respect to the Property’s tenants and leases.

Tenants

The Property is occupied by a diverse group of tenants, including financial institutions, energy firms, law firms and other professional service organizations. On February 29, 2008, the lease with the Property’s largest tenant, Washington Mutual Bank, or WAMU, expired and WAMU vacated the majority of its leased premises. However, WAMU continued to occupy five floors, or approximately 103,954 square feet (17%) of the Property’s rentable space, pursuant to the holdover provisions of its lease until March 27, 2008. Prior to the expiration of its lease on February 29, 2008, WAMU had leased approximately 239,339 square feet (39%) of the Property’s rentable space. As of December 31, 2009, the Property was approximately 74% leased and management is aggressively working to lease all vacant space. Management believes that any tenant that leases 10% or more of the Property’s rentable space is material. As of December 31, 2009, Permian Mud Service, Inc., an energy-related firm d/b/a Champion Technologies, leased approximately 78,166 square feet (13%) of the Property’s rentable space through February 2018. Other prominent additional tenants include Phillips & Akers, a Texas professional corporation (law firm), which leases approximately 26,939 square feet (4%) through November 2011 and Allen Boone Humphries Robinson LLP, (law firm), which leases approximately 51,153 square feet (8%) through July 2018. Permian Mud Service, Inc., Phillips & Akers, and Allen Boone Humphries Robinson LLP account for approximately 156,258 square feet (26%) of the rentable area of the Property. Other well-known tenants include Morgan Stanley Smith Barney, Sprint Communications, Lincoln National Life Insurance Company and the United States Army. There are currently approximately 42 tenants leasing office space at the Property.

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

Item 4.	Removed and Reserved

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for the Company’s Common Stock or Preferred Stock.

As of February 28, 2010, Franklin Street was the sole holder of record of the Common Stock and there were 795 holders of record of the Preferred Stock. This computation is based upon the number of record holders reflected in our corporate records. The final sale of Preferred Stock occurred on September 22, 2006 and following that date no further distributions have been or will be declared on the Common Stock. The last Common Stock distribution was declared on September 21, 2006 and was paid on September 29, 2006.

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

Distributions
paid to
Quarter	Preferred
Ended	Stockholders

March 31, 2008	$ 1,924,650
June 30, 2008	1,580,250
September 30, 2008	252,000
December 31, 2008	-

March 31, 2009	519,750
June 30, 2009	699,300
September 30, 2009	749,700
December 31, 2009	774,900

The following schedule summarizes tax components of the distributions paid for the years ended December 31:

(dollars in thousands)	2009		2008
	Preferred	%	Preferred	%
Ordinary income	$ 939	28%	$ 1,042	28%
Return of Capital	1,805	72%	2,715	72%
Total	$ 2,744	100%	$ 3,757	100%

The Company does not have an equity compensation plan or any outstanding stock options or other securities convertible into the Company’s Common Stock.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Annual Report on Form 10-K may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, economic conditions in the United States and in the market where we own the Property, continued disruptions in the debt markets, risks of a lessening of demand for the type of real estate owned by us, our ability to lease our vacant space, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

Overview

We own and operate a thirty-four story multi-tenant office building containing approximately 629,054 rentable square feet of space located on approximately 2.1 acres of land in Houston, Texas, which we refer to as the Property. We operate in one business segment, which is real estate operations, and own a single property. Our real estate operations involve real estate rental operations, leasing services and property management services. The main factor that affects our real estate operations is the broad economic market conditions in the United States and, more specifically, the economic conditions in Houston, Texas, the relevant submarket. These market conditions affect the occupancy levels and the rent levels on both a national and local level. We have no influence on national or local market conditions.

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience significant disruptions, including high levels of unemployment, the failure and near failure of a number of large financial institutions, reduced liquidity and increased credit risk premiums for a number of market participants. Economic conditions may be affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, recessionary concerns, changes in currency exchange rates, the availability of debt and interest rate fluctuations. The current disruptions in the U.S. economy have affected real estate values, occupancy levels and property income levels and may continue or worsen in the future. We believe that the current disruptions in the U.S. economy have negatively impacted our ability to lease vacant space at the Property. At this time, we cannot predict the extent or duration of the negative impact that these disruptions will have on our business and, more specifically, on our efforts to lease currently vacant space.

Real Estate Operations

The Property is occupied by a diverse group of tenants, including financial institutions, energy firms, law firms and other professional service organizations. On February 29, 2008, the lease with the Property’s largest tenant, Washington Mutual Bank, or WAMU, expired and WAMU vacated the majority of its leased premises. However, WAMU continued to occupy five floors, or approximately 103,954 square feet (17%) of the Property’s rentable space, pursuant to the holdover provisions of its lease until March 27, 2008. Prior to the expiration of its lease on February 29, 2008, WAMU had leased approximately 239,339 square feet (39%) of the Property’s rentable space. As of December 31, 2009, the Property was approximately 74% leased and management is aggressively working to lease all vacant space. Management believes that any tenant that leases 10% or more of the Property’s rentable space is material. As of December 31, 2009, Permian Mud Service, Inc., an energy-related firm d/b/a Champion Technologies, leased approximately 78,166 square feet (13%) of the Property’s rentable space through February 2018. Other prominent additional tenants include Phillips & Akers, a Texas professional corporation (law firm), which leases approximately 26,939 square feet (4%) through November 2011 and Allen Boone Humphries Robinson LLP, (law firm), which leases approximately 51,153 square feet (8%) through July 2018. Permian Mud Service, Inc., Phillips & Akers, and Allen Boone Humphries Robinson LLP account for approximately 156,258 square feet (26%) of the rentable area of the Property. Other well-known tenants include Morgan Stanley Smith Barney, Sprint Communications, Lincoln National Life Insurance Company and the United States Army. There are currently approximately 42 tenants leasing office space at the Property.

Since its completion in 1984, the Property has competed within the office market in Houston, Texas. Management believes that the Property is still competitive with other office buildings, but given its age, it needed improvements in several important areas in order to maintain or enhance its prominent position in the marketplace. Management believes that such a repositioning could increase the value of the Property and lead to higher future rent and occupancy levels. Accordingly, management provided for a cash reserve in order to reposition the Property in the marketplace. The improvements included, among others, remediation of the glass façade and upgrades to the garage, ground floor lobby, ninth floor sky lobby and terrace, streetscape and landscape. The improvements were substantially completed in June 2009 and have received favorable responses from our existing tenants, potential future tenants and the local leasing community. Through December 31, 2009, we had incurred costs of approximately $11.4 million and do not anticipate that any additional funds will be required for the improvements. If conditions warrant, however, management may elect to make additional improvements at additional cost in order to further enhance the Property.

On September 13, 2008, as the repositioning of the Property was nearing completion and leasing activity was gaining momentum, Hurricane Ike made a direct hit on Houston’s core business areas inside the 610 Loop, causing significant property damage. The Property sustained significant water damage primarily from approximately fifty shattered windows, roof damage and leaking windows. As of December 31, 2009, the Property had been substantially restored to its pre-hurricane condition at an approximate cost of $3,487,000. Of this total cost, a hurricane/named-windstorm insurance policy deductible of $250,000 was funded from operating reserves of the Property and approximately $3,237,000 was funded by the insurance carrier. Subsequent to December 31, 2009, we have continued to make minor hurricane-related repairs, with the final costs thereof to be submitted to the insurance carrier for reimbursement.

It is difficult for management to predict what will happen to occupancy and rents in the future because the need for space and the price tenants are willing to pay are tied to both the local economy and to the larger trends in the national economy, such as job growth, interest rates, the availability of credit and corporate earnings, which in turn are tied to even larger macroeconomic and political factors, such as recessionary concerns, volatility in energy pricing and the risk of terrorism. In addition to the difficulty of predicting macroeconomic factors, it is difficult to predict how our local market or tenants (existing and potential) will suffer or benefit from changes in the larger economy. In addition, because the Property is in a single geographical market, these macroeconomic trends may have a different effect on the Property and on its tenants (existing and potential), some of which may operate on a national level. Although we cannot predict how long it will take to lease vacant space at the Property or what the terms and conditions of any new leases will be, we expect to sign new leases at then-current market rates which may be below the expiring rates. Until the existing vacancy is re-leased, it is likely that we will continue to see lower occupancy rates and, as a consequence, lower dividend yields.

For the three months ended December 31, 2009, we believe that vacancy rates for buildings in the Houston office market increased slightly and that rental rates remained relatively unchanged over third quarter 2009. These trends may continue or improve in the future. Continuing economic turmoil has slowed the pace of leasing activity in the Houston market and will likely prolong the time it takes to lease the vacant space at the Property. However, management believes that the repositioning of the Property in the marketplace, combined with a dwindling supply of large blocks of available Class A office space in the area, will continue to result in increased inquiries from prospective tenants. Management also believes that the position of the Property within the city’s office market is strong, and management is optimistic that the existing vacant space will ultimately be leased to new tenants.

 Given the amount of space that needs to be leased and the potential for significant tenant improvement allowances and leasing commissions, on December 4, 2008, we entered into a three-year secured promissory note for a revolving line of credit, which we refer to as the Phoenix Revolver, with Franklin Street for up to $15,000,000. Advances under the Phoenix Revolver bear interest at a rate equal to the 30-day LIBOR rate plus 300 basis points (3.23% at December 31, 2009) and each advance thereunder requires a 50 basis point draw fee. The Phoenix Revolver matures on November 30, 2011 and is secured by a mortgage on the Property. We anticipate that any advances made under the Phoenix Revolver will be repaid at maturity or earlier from a long-term financing of the Property, cash flows from the Property or a capital event. As of December 31, 2009, advances drawn and outstanding under the Phoenix Revolver totaled $3,600,000. For the twelve months ended December 31, 2009, the draw fee and interest expense paid to Franklin Street was approximately $18,000 and $115,000, respectively.

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

In May 2009, the FASB issued a pronouncement which sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This disclosure should alert all users of financials statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company is adhering to the requirements of this pronouncement, which was effective for financial periods ending after June 15, 2009.

Results of Operations

 The Property is occupied by a diverse group of tenants, including financial institutions, energy firms, law firms and other professional service organizations.

Comparison of the year ended December 31, 2009 to the year ended December 31, 2008.

Revenue

Total revenue increased $0.4 million to $11.7 million for the year ended December 31, 2009, as compared to $11.3 million for the year ended December 31, 2008. This increase was primarily from an increase in recovery expenses of approximately $0.6 million and was partially offset by a decrease in revenue of $0.2 million. The decrease in revenue was the result of a decrease in rents of $0.7 million resulting from the WAMU lease, which expired on February 29, 2008 and was partially offset by an increase in scheduled rents of approximately $0.5 million.

Expenses

Total expenses increased approximately $0.4 million to $11.1 million for the year ended December 31, 2009 as compared to $10.7 million for the year ended December 31, 2008. This increase was attributable to a $0.2 million increase in rental operating expenses, an increase of $0.5 in depreciation and amortization and an increase of $0.1 million in interest expense, and was partially offset by a $0.4 million decrease in real estate taxes and insurance.

Liquidity and Capital Resources

Cash and cash equivalents increased $0.7 million to $4.3 million at December 31, 2009 from $3.6 million at December 31, 2008. The increase was primarily attributable to $3.0 million provided by operating activities and $0.8 provided by financing activities, and was partially offset by $3.1 million used for investing activities.

Management believes that the existing cash and cash equivalents as of December 31, 2009 of $4.3 million and cash anticipated to be generated internally by operations and borrowings will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash provided by operating activities of $3.0 million is primarily attributable to net income of approximately $0.6 million, plus non-cash items of $3.5 million consisting primarily of depreciation and amortization, and was partially offset by uses arising from other current accounts of $0.6 million and in payments of deferred leasing costs of $0.5 million.

Investing Activities

Cash used for investing activities for the year ended December 31, 2009 of approximately $3.1 million was primarily for capital expenditures.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2009 of $0.8 million was attributable to the advance on the Phoenix Revolver of $3.6 million and was partially offset by distributions to stockholders of $2.8 million.

Sources and Uses of Funds

The Company’s principal demands on liquidity are cash for operations, capital expenditures, and distributions to equity holders. As of December 31, 2009, we had approximately $3.4 million in accrued liabilities and $3.6 million in long-term debt. In the near term, liquidity is generated by cash from operations and borrowings.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property for the corresponding month. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the years ended December 31, 2009 and 2008, management fees paid were $117,000 and $111,000, respectively.

On December 4, 2008, we entered into a three-year secured promissory note for a revolving line of credit, which we refer to as the Phoenix Revolver, with Franklin Street for up to $15,000,000. Advances under the Phoenix Revolver bear interest at a rate equal to the 30-day LIBOR rate plus 300 basis points (3.23% at December 31, 2009) and each advance thereunder requires a 50 basis point draw fee. The Phoenix Revolver matures on November 30, 2011 and is secured by a mortgage on the Property. We anticipate that any advances made under the Phoenix Revolver will be repaid at maturity or earlier from a long-term financing of the Property, cash flows from the Property or a capital event. As of December 31, 2009, advances drawn and outstanding under the Phoenix Revolver totaled $3,600,000. For the twelve months ended December 31, 2009, the draw fee and interest expense paid to Franklin Street was approximately $18,000 and $115,000, respectively.

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

Franklin Street is the sole holder of the Company’s one share of Common Stock that is issued and outstanding.  Subsequent to the completion of the private placement of the Preferred Stock in September 2006, Franklin Street has not been entitled to share in any earnings or any dividend as a result of its ownership of the Common Stock of the Company.

Rental Income Commitments

Our commercial real estate operations consist of the leasing of the Property. Approximate future minimum rental income under non-cancelable operating leases as of December 31, 2009 is:

Year	Amount (in thousands)

2010	$ 6,021
2011	5,362
2012	4,455
2013	3,285
2014	2,807
Thereafter	9,398
$ 31,328

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

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Information regarding the executive officers and directors of the Company as of February 28, 2009 is set forth below. The biographies of each of the directors below contain information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused our Board of Directors to determine that the person should serve as a director of the Company. In addition, all of our directors bring to our Board executive leadership experience derived from their service as executives of a public company and specifically as an executive of Franklin Street and employee of FSP Investments, a wholly-owned subsidiary of Franklin Street, as well as other key attributes that are important to an effective board: integrity, candor, analytical skills, the willingness to engage management and each other in a constructive and collaborative fashion. In addition, we have included information about each nominee’s specific experience, qualifications, attributes, or skills that led the Board to conclude that he or she should serve as a director of the Company, in light of our business and structure.

George J. Carter, age 61, is President and a director of the Company. Since 1996 he has also been President and Chief Executive Officer and a director of Franklin Street and is responsible for all aspects of the business of Franklin Street and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments. From 1992 through 1996 he was President of Boston Financial Securities, Inc. (“Boston Financial”). Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts. From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing at First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts. Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co. Mr. Carter is a graduate of the University of Miami (B.S.). Mr. Carter is a FINRA General Securities Principal (Series 24) and holds a FINRA Series 7 general securities license.

Barbara J. Fournier, age 54, is the Vice President, Chief Operating Officer, Treasurer and Secretary and a director of the Company. Since 1996, she has also been Chief Operating Officer, Treasurer and Secretary and a director of Franklin Street. In 2008, Ms. Fournier became an Executive Vice President of Franklin Street. Ms. Fournier has as her primary responsibility, together with Mr. Carter, the management of all operating business affairs of Franklin Street and its affiliates. From 1993 through 1996, she was Director of Operations for the private placement division of Boston Financial. Prior to joining Boston Financial, Ms. Fournier served as Director of Operations for Schuparra Securities Corp. and as the Sales Administrator for Weston Financial Group. From 1979 through 1986, Ms. Fournier worked at First Winthrop Corporation in administrative and management capacities, including Office Manager, Securities Operations and Partnership Administration. Ms. Fournier attended Northeastern University and the New York Institute of Finance. Ms. Fournier is a member of the NYSE Amex Listed Company Council. Ms. Fournier is a FINRA General Securities Principal (Series 24). She also holds other FINRA supervisory licenses including Series 4 and Series 53, and a FINRA Series 7 general securities license.

William W. Gribbell, age 50, is an Executive Vice President and a director of the Company. Since 1996, he has been an Executive Vice President of Franklin Street and has as his primary responsibility the direct equity placement of Franklin Street-sponsored investment programs. From 1993 through 1996 he was an executive officer of Boston Financial. From 1989 to 1993, Mr. Gribbell worked at Winthrop Financial Associates. Mr. Gribbell is a graduate of Boston University (B.A.). Mr. Gribbell holds a FINRA Series 7 general securities license.

R. Scott MacPhee, age 52, is an Executive Vice President and a director of the Company. Since 1996, he has been an Executive Vice President of Franklin Street and has as his primary responsibility the direct equity placement of Franklin Street-sponsored investment programs. From 1993 through 1996 he was an executive officer of Boston Financial. From 1985 to 1993, Mr. MacPhee worked at Winthrop Financial Associates. Mr. MacPhee attended American International College. Mr. MacPhee holds a FINRA Series 7 general securities license.

Janet Prier Notopoulos, age 62, is a Vice President and a director of the Company. In addition, she is President of FSP Property Management LLC and an Executive Vice President and a director of Franklin Street and has as her primary responsibility the oversight of the management of the real estate assets of Franklin Street and its affiliates. Prior to joining Franklin Street in 1997, Ms. Notopoulos was a real estate and marketing consultant for various clients. From 1975 to 1983, she was Vice President of North Coast Properties, Inc., a Boston real estate investment company. Between 1969 and 1973, she was a real estate paralegal at Goodwin, Procter & Hoar. Ms. Notopoulos is a graduate of Wellesley College (B.A.) and the Harvard School of Business Administration (M.B.A).

Each of our directors holds office from the time of his or her election until the next annual meeting and until a successor is elected and qualified, or until such director’s earlier death, resignation or removal. Each of the above persons has been associated with us in the positions described above since our inception in 2005. Each of them is an employee of FSP Investments, a wholly-owned subsidiary of Franklin Street, which is the sole owner of the Common Stock. Each of our officers serves in that capacity at the request of Franklin Street.

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

Sections 16(a) Beneficial Ownership Reporting Compliance

Based solely on its review of copies of reports filed by the directors and executive officers of the Company pursuant to Section 16(a) of the Exchange Act, the Company believes that during 2009 all filings required to be made by its reporting persons were timely made in accordance with the requirements of the Exchange Act.

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

Each of the executive officers of the Company is compensated by Franklin Street in connection with his or her employment by Franklin Street and serves as an executive officer of the Company at Franklin Street’s request without compensation. Franklin Street is subject to the informational requirements of the Exchange Act, and, in accordance therewith, files reports and other information with the Securities and Exchange Commission (SEC). Franklin Street’s common stock is traded on the NYSE Amex under the symbol “FSP”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the beneficial ownership of the Company’s Common Stock and Preferred Stock as of February 28, 2010 by each holder who beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock, by each director, by each of the Company’s executive officers and by all current directors and executive officers as a group. To the Company’s knowledge, no person or group, other than as set forth below, beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock.

Common Stock	Number of Shares	Percentage of
	Beneficially	Outstanding
Name of Holder	Owned	Common Stock

Franklin Street Properties Corp. (1)	1	100%

George J. Carter(2)	-	0%

Barbara J. Fournier(2)	-	0%

R. Scott MacPhee(2)	-	0%

William W. Gribbell(2)	-	0%

Janet P. Notopoulos(2)	-	0%

All Directors and Executive Officers as a Group
(consisting of 5 persons)(2)	-	0%

Preferred Stock	Number of Shares	Percentage of
	Beneficially	Outstanding
Name of Holder	Owned	Preferred Stock

Franklin Street Properties Corp. (1)	48	4.6%

George J. Carter(2)	-	0%

Barbara J. Fournier(2)	-	0%

R. Scott MacPhee(2)	-	0%

William W. Gribbell(2)(3)	0.25	0.02%

Janet P. Notopoulos(2)	-	0%

Edward Darman Company Limited Partnership(4)	98	9.33%

All Directors and Executive Officers as a Group
(consisting of 5 persons)	0.25	0.02%

(1)	The address of Franklin Street Properties Corp. is 401 Edgewater Place, Wakefield, Massachusetts 01880.

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

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as “FSP”.  We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders.  FSP Property Management LLC currently provides the Company with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property for the corresponding month.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice.  For the years ended December 31, 2009 and 2008, management fees paid were $117,000 and $111,000, respectively.

On December 4, 2008, we entered into a three-year secured promissory note for a revolving line of credit, which we refer to as the Phoenix Revolver, with Franklin Street for up to $15,000,000.  Advances under the Phoenix Revolver bear interest at a rate equal to the 30-day LIBOR rate plus 300 basis points (3.23% at December 31, 2009) and each advance thereunder requires a 50 basis point draw fee.  The Phoenix Revolver matures on November 30, 2011 and is secured by a mortgage on the Property.  We anticipate that any advances made under the Phoenix Revolver will be repaid at maturity or earlier from a long-term financing of the Property, cash flows from the Property or a capital event.  As of December 31, 2009, advances drawn and outstanding under the Phoenix Revolver totaled $3,600,000.  For the twelve months ended December 31, 2009, the draw fee and interest expense paid to Franklin Street was approximately $18,000 and $115,000, respectively.

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

Franklin Street is the sole holder of the Company’s one share of Common Stock that is issued and outstanding.    Subsequent to the completion of the private placement of the Preferred Stock in September 2006, Franklin Street has not been entitled to share in any earnings or any dividend as a result of its ownership of the Common Stock of the Company.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system.  None of our directors qualifies as “independent” under the standards of the NYSE Amex, where Franklin Street is listed.

Item 14.	Principal Accounting Fees and Services

Independent Auditor Fees and Other Matters

The following tables summarize the aggregate fees billed by the Company’s independent registered public accounting firm, Braver PC, for audit services for each of the last two fiscal years and for other services rendered to the Company in each of the last two fiscal years.

Fee Category	2009	2008
Audit Fees (1)	$64,050	$61,000
Audit-Related Fees (2)
Tax Fees (3)	5,250	5,000
All Other Fees (4)
Total Fees	$69,300	$66,000

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

(3)
Tax fees consist of fees for tax compliance, tax advice and tax planning services.  Tax compliance services, which relate to the preparation of tax returns, claims for refunds and tax payment-planning services, accounted for $5,250 and $5,000 of the total tax fees incurred in 2009 and 2008, respectively.

(4)	The Company was not billed by its independent registered public accounting firm in 2009 or 2008 for any other fees.

Pre-Approval Policy and Procedures

The Company has not adopted policies and procedures relating to the pre-approval of audit and non-audit services that are to be performed by the Company’s independent registered public accounting firm.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report.

1.	Financial Statements: The Financial Statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K.

2.	Financial Statement Schedule: The Financial Statement Schedule listed on the accompanying Index to Consolidated Financial Statements is filed as part of this Annual Report on Form 10-K.

3.	Exhibits: The Exhibits listed in the Exhibit Index are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of March 12, 2010 by the undersigned, thereunto duly authorized.

FSP PHOENIX TOWER CORP.

By:  /s/ George J. Carter
        George J. Carter
        President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Carter	President and Director (Principal Executive Officer)	March 12, 2010
George J. Carter

/s/ Barbara J. Fournier	Vice President, Chief Operating Officer, Treasurer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)	March 12, 2010
Barbara J. Fournier

/s/ R. Scott MacPhee	Director, Executive Vice President	March 12, 2010
R. Scott MacPhee

/s/ William W. Gribbell	Director, Executive Vice President	March 12, 2010
William W. Gribbell

/s/ Janet P. Notopoulos	Director, Vice President	March 12, 2010
Janet P. Notopoulos

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to FSP Phoenix Tower Corp.’s Registration Statement on Form 10, as amended (File No. 000-52559)
3.2	By-Laws, incorporated herein by reference to Exhibit 3.2 to FSP Phoenix Tower Corp.’s Registration Statement on Form 10, as amended (File No. 000-52559)
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

FSP Phoenix Tower Corp.
Index to Consolidated Financial Statements

 [LETTERHEAD OF BRAVER PC]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
FSP Phoenix Tower Corp.
Wakefield, Massachusetts

We have audited the accompanying consolidated balance sheets of FSP Phoenix Tower Corp. as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FSP Phoenix Tower Corp. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Braver PC
Newton, Massachusetts
March 12, 2010

FSP Phoenix Tower Corp.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and par value amounts)	2009	2008

Assets:

Real estate investments, at cost:
Land	$3,300	$3,300
Buildings and improvements	83,246	81,201
Furniture and fixtures	259	187
	86,805	84,688

Less accumulated depreciation	8,240	5,518

Real estate investments, net	78,565	79,170

Acquired real estate leases, net of accumulated amortization of $1,183 and $1,177	1,046	1,430
Acquired favorable real estate leases, net of accumulated amortization of $299 and $229	266	345
Cash and cash equivalents	4,314	3,602
Tenant rent receivable, less allowance for doubtful accounts
of $49 and $6, respectively	179	657
Step rent receivable	1,839	1,210
Deferred leasing costs, net of accumulated amortization of $670 and $311	2,227	2,096
Prepaid expenses and other assets	338	472

Total assets	$88,774	$88,982

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$3,410	$4,999
Tenant security deposits	230	237
Loan payable - affiliate	3,600	-
Acquired unfavorable real estate leases, net of accumulated amortization of $308 and $266	397	489

Total liabilities	7,637	5,725

Commitments and Contingencies:	-	-

Stockholders’ Equity:
Preferred Stock, $.01 par value, 1,050 shares authorized,
1,050 issued and outstanding at December 31, 2009 and 2008,
aggregate liquidation preference $105,000	-	-

Common Stock, $.01 par value, 1 share
authorized, issued and outstanding	-	-
Additional paid-in capital	96,188	96,188
Retained earnings (deficit) and distributions in excess of earnings	(15,051)	(12,931)

Total Stockholders’ Equity	81,137	83,257

Total Liabilities and Stockholders’ Equity	$88,774	$88,982
See accompanying notes to consolidated financial statements.

FSP Phoenix Tower Corp.
Consolidated Statements of Operations

	For the Year Ended December 31,
(in thousands, except per share and share amounts)	2009	2008

Revenues:
Rental	$11,689	$11,254

Total revenue	11,689	11,254

Expenses:

Rental operating expenses	5,880	5,697
Real estate taxes and insurance	1,567	2,030
Depreciation and amortization	3,502	3,022
Interest expense	133	-

Total expenses	11,082	10,749

Net income before interest income	607	505

Interest income	17	167

Net income attributable to preferred stockholders	$624	$672

Weighted average number of preferred shares outstanding,
basic and diluted	1,050	1,050

Net income per preferred share, basic and diluted	$594	$640
See accompanying notes to consolidated financial statements.

FSP Phoenix Tower Corp.
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2008 and 2009

(in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit) and Distributions in Excess of Earnings	Total Stockholders' Equity

Balance, January 1, 2008	$-	$-	$96,188	$(9,846)	$86,342

Distributions - preferred stockholders	-	-	-	(3,757)	(3,757)
or $3,578 per preferred share

Net income	-	-	-	672	672

Balance, December 31, 2008	-	-	96,188	(12,931)	83,257

Distributions - preferred stockholders	-	-	-	(2,744)	(2,744)
or $2,613 per preferred share

Net income	-	-	-	624	624

Balance, December 31, 2009	$-	$-	$96,188	$(15,051)	$81,137
See accompanying notes to consolidated financial statements.

FSP Phoenix Tower Corp.
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2009	2008

Cash flows from operating activities:
Net income	$624	$672
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,502	3,022
Amortization of favorable real estate leases	79	167
Amortization of unfavorable real estate leases	(92)	(101)
Bad debt expense	43	(30)
Changes in operating assets and liabilities:
Tenant rent receivable	435	(92)
Step rent receivable	(629)	(641)
Prepaid expenses and other assets	134	(404)
Accounts payable and accrued expenses	(593)	99
Tenant security deposits	(7)	24
Payment of deferred leasing costs	(527)	(1,363)

Net cash provided by operating activities	2,969	1,353

Cash flows from investing activities:
Purchase of real estate assets	(3,113)	(6,712)

Net cash used for investing activities	(3,113)	(6,712)

Cash flows from financing activities:
Distributions to stockholders	(2,744)	(3,757)
Proceeds from loan payable - affiliate	3,600	-

Net cash provided by (used for) financing activities	856	(3,757)

Net decrease in cash and cash equivalents	712	(9,116)

Cash and cash equivalents, beginning of year	3,602	12,718

Cash and cash equivalents, end of year	$4,314	$3,602

Supplemental disclosure of cash flow information:

Cash paid for interest	$133	$-

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$638	$1,634

See accompanying notes to consolidated financial statements.

FSP Phoenix Tower Corp.
Notes to Consolidated Financial Statements

1.	Organization

FSP Phoenix Tower Corp. (the “Company”) was organized on December 20, 2005 as a corporation under the laws of the State of Delaware to purchase, own and operate, improve, and reposition a thirty-four story multi-tenant office building containing approximately 629,054 rentable square feet of space located on approximately 2.1 acres of land in Houston, Texas (the “Property”). The Company acquired the Property and commenced operations on February 22, 2006. Franklin Street Properties Corp. (“Franklin Street”) (NYSE Amex: FSP) holds the sole share of the Company’s common stock, $.01 par value per share (the “Common Stock”). Between March 2006 and September 2006, FSP Investments LLC (member, FINRA and SIPC), a wholly-owned subsidiary of Franklin Street, completed the sale on a best efforts basis of 1,050 shares of the Company’s preferred stock, $.01 par value per share (the “Preferred Stock”). FSP Investments LLC sold the Preferred Stock in a private placement offering to “accredited investors” within the meaning of Regulation D under the Securities Act of 1933.

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

ESTIMATES AND ASSUMPTIONS

The Company prepares its consolidated financial statements and related notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Depreciation is computed using the straight-line method over the assets’ estimated useful lives as follows:

Category	Years

Building - Commercial	39
Building Improvements	15-39
Furniture and Fixtures	5-7

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows. At December 31, 2009 and 2008, no such indicators of impairment were identified.

Depreciation expense of $2,722,000 and $2,207,000 is included in Depreciation and Amortization in the Company’s Consolidated Statements of Operations for the years ended December 31, 2009 and 2008, respectively.

FSP Phoenix Tower Corp.
 Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

ACQUIRED REAL ESTATE LEASES

The acquired real estate leases represent the estimated value of legal and leasing costs related to the acquired leases that were included in the purchase price when the Company acquired the Property. The Company segregates these costs from its investment in real estate. The Company subsequently amortizes these costs on a straight-line basis over the remaining lives of the related leases. Amortization expense of $384,000 and $581,000 is included in Depreciation and Amortization in the Company’s Consolidated Statements of Operations for the years ended December 31, 2009 and 2008, respectively.

Acquired real estate lease costs included in the purchase price of the Property were $4,516,000. Detail of the acquired real estate leases is as follows:

	December 31,
(in thousands)	2009	2008
Cost	$2,229	$2,607
Accumulated amortization	(1,183)	(1,177)
Book value	$1,046	$1,430

The estimated annual amortization for the five years succeeding December 31, 2009 is as follows:

(in thousands)
2010	$ 281
2011	$ 243
2012	$ 182
2013	$ 153
2014	$ 133

ACQUIRED FAVORABLE REAL ESTATE LEASES

Acquired favorable real estate leases represent the value related to the lease when the lease payments due under a tenant’s lease exceed the market rate of the lease at the date the Property was acquired. The Company reports this value separately from its investment in real estate. The Company subsequently amortizes this amount on a straight-line basis over the remaining lives of the related lease. Amortization of $79,000 and $167,000 is shown as a reduction of rental income in the Company’s Consolidated Statements of Operations for the years ended December 31, 2009 and 2008, respectively.

The acquired favorable real estate lease costs included in the purchase price of the property was $1,568,000. Detail of the acquired favorable real estate lease is as follows:

	December 31,
(in thousands)	2009	2008
Cost	$565	$574
Accumulated amortization	(299)	(229)
Book value	$266	$345

The estimated annual amortization for the five years succeeding December 31, 2009 is as follows:

(in thousands)
2010	$ 70
2011	$ 65
2012	$ 63
2013	$ 43
2014	$ 25

FSP Phoenix Tower Corp.
Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

ACQUIRED UNFAVORABLE REAL ESTATE LEASES

Acquired unfavorable real estate leases represent the value relating to leases with rents below the market rate at the time of property acquisition. Amortization is computed using the straight-line method over the remaining lives of the related leases. Amortization of $92,000 and $101,000 is included with rental revenue in the Company’s Consolidated Statements of Operations for the years ended December 31, 2009 and 2008, respectively.

The acquired unfavorable real estate lease costs included in the purchase price of the property was $826,000. Detail of the acquired unfavorable real estate leases are as follows:

	December 31
(in thousands)	2009	2008
Cost	$705	$755
Accumulated amortization	(308)	(266)
Book value	$397	$489

The estimated annual amortization for the five years succeeding December 31, 2009 is as follows:

(in thousands)
2010	$ 79
2011	$ 75
2012	$ 75
2013	$ 67
2014	$ 67

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

For the years ended December 31, 2009 and 2008, rental income was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

The following tenants represent greater than 10% of rental revenue as of December 31, 2009 and 2008:

Tenant	2009	2008
Permian Mud d/b/a Champion	12%	13%
Allen, Boone and Humphries	10%	12%

FINANCIAL INSTRUMENTS

The Company estimates that the carrying value of cash and cash equivalents and loan payable - affiliate approximate their fair values based on their short-term maturity and prevailing interest rates.

FSP Phoenix Tower Corp.
Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

STEP RENT RECEIVABLE

The leases provide for fixed rental increases over the life of the lease. Rental revenue is recognized on the straight-line basis over the related lease term; however, billings by the Company are based on required minimum rentals in accordance with the lease agreements. Step rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, is $1,839,000 and $1,210,000 at December 31, 2009 and 2008, respectively.

TENANT RENT RECEIVABLE

Tenant rent receivable is reported at the amount the Company expects to collect on balances outstanding at year-end. Management monitors outstanding balances and tenant relationships and concluded that an allowance of $49,000 and $6,000 as of December 31, 2009 and 2008, respectively, is sufficient.

DEFERRED LEASING COSTS

Deferred leasing commissions represent direct and incremental external leasing costs incurred in the leasing of commercial space. These costs are capitalized and are amortized on a straight-line basis over the terms of the related lease agreement. Amortization expense was $396,000 and $234,000 for the years ended December 31, 2009 and 2008, respectively.

REVENUE RECOGNITION

The Company has retained substantially all of the risks and benefits of ownership of the Company’s commercial property and accounts for its leases as operating leases. Rental income from the leases, which may include rent concessions (including free rent and tenant improvement allowances) and scheduled increases in rental rates during the lease term, is recognized on a straight-line basis. The Company does not have any percentage rent arrangements with its commercial property tenants. Reimbursable costs are included in rental income in the period earned. A schedule showing the components of rental revenue is shown below.

	Year Ended
	December 31,
(in thousands)	2009	2008
Income from leases	$5,994	$6,401
Straight-line rent adjustment	629	641
Reimbursable expenses	5,053	4,278
Amortization of favorable leases	(79)	(167)
Amortization of unfavorable leases	92	101

Total	$11,689	$11,254

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

SUBSEQUENT EVENTS

In preparing these consolidated financial statements the Company evaluated events that occurred through March 12, 2010, the date of issuance of these financial statements for potential recognition or disclosure.

NET INCOME PER SHARE

Basic net income per share of Preferred Stock is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share of Preferred Stock reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at December 31, 2009 and 2008. Subsequent to the completion of the offering of shares of Preferred Stock, the holders of Common Stock are not entitled to share in any income nor in any related dividend.

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

In May 2009, the FASB issued a pronouncement which sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This disclosure should alert all users of financials statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company is adhering to the requirements of this pronouncement, which was effective for financial periods ending after June 15, 2009.

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

At December 31, 2009, the Company’s net tax basis of its real estate assets was $84,198,000.

FSP Phoenix Tower Corp.
Notes to Consolidated Financial Statements

3.	Income Taxes (continued)

The following schedule reconciles net income to taxable income subject to dividend requirements, which are calculated annually:

	Year Ended December 31,
(in thousands)	2009	2008

Net Income	$624	$672

Add: Book depreciation and amortization	3,502	3,022
Amortization of favorable real estate leases	79	167
Deferred rent	26	(13)
Other adjustments	43	-
Less: Tax depreciation and amortization	(2,673)	(2,329)
Amortization of unfavorable real estate lease	(92)	(101)
Straight-line rents	(629)	(487)
Taxable income	$880	$931

The following schedule summarizes the tax components of the distributions paid, which are calculated annually, for the years ended December 31:

(dollars in thousands)	2009		2008
	Preferred	%	Preferred	%
Ordinary income	$ 939	28%	$ 1,042	28%
Return of Capital	1,805	72%	2,715	72%
Total	$ 2,744	100%	$ 3,757	100%

4.	Capital Stock

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

In addition to certain rights to remove and replace directors, the holders of a majority of the then outstanding shares of Preferred Stock shall have the further right to approve or disapprove a proposed sale of the Property, the merger of the Company with any other entity and amendments to the corporate charter. A vote of the holders of not less than 66.67% of then outstanding shares of Preferred Stock is required for the issuance of any additional shares of capital stock. Holders of shares of Preferred Stock have no redemption or conversion rights.

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

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property for the corresponding month. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the years ended December 31, 2009 and 2008, management fees paid were $117,000 and $111,000, respectively.

On December 4, 2008, the Company entered into a three-year secured promissory note for a revolving line of credit (the “Phoenix Revolver”) with Franklin Street for up to $15,000,000. Advances under the Phoenix Revolver bear interest at a rate equal to the 30-day LIBOR rate plus 300 basis points (3.23% at December 31, 2009) and each advance thereunder requires a payment of 50 basis point draw fee. The Phoenix Revolver matures on November 30, 2011 and is secured by a mortgage on the Property. The Company anticipates that any advances made under the Phoenix Revolver will be repaid at maturity or earlier from a long-term financing of the Property, cash flows from the Property or a capital event. As of December 31, 2009, advances drawn and outstanding under the Phoenix Revolver totaled $3,600,000. For the twelve months ended December 31, 2009, the draw fee and interest expense paid to Franklin Street was approximately $18,000 and $115,000, respectively.

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

Franklin Street is the sole holder of the Company’s one share of Common Stock that is issued and outstanding. Subsequent to the completion of the private placement of the Preferred Stock in September 2006, Franklin Street has not been entitled to share in any earnings or any dividend as a result of its ownership of the Common Stock of the Company.

6.	Commitments and Contingencies

The Company, as lessor, has minimum future rentals due under non-cancelable operating leases as follows:

	Year Ending
(in thousands)	December 31,	Amount
	2010	$ 6,021
	2011	5,362
	2012	4,455
	2013	3,285
	2014	2,807
	Thereafter	9,398

		$ 31,328

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

Upon acquiring the commercial rental property on February 22, 2006, the Company was assigned a lease agreement to lease parking spaces at an adjacent property for approximately 190 additional uncovered off-site parking spaces. The lease expires on February 28, 2019. Future minimum lease payments payable by the Company are as follows:

	Year Ending
(in thousands)	December 31,	Amount
	2010	$ 194
	2011	194
	2012	194
	2013	194
	2014	194
	Thereafter	808

		$ 1,778

During the year ended December 31, 2007, the Company entered into construction agreements with Haley-Greer, Inc. for approximately $5.5 million of glass façade remediation in conjunction with the repositioning of the Property in the marketplace. As of December 31, 2009, the scope of work stipulated in the construction agreements has been substantially completed at a total cost of approximately $5.2 million.

7.	Segment Reporting

The Company operates in one industry segment – real estate ownership of commercial property. As of December 31, 2009 and 2008 the Company owned and operated a thirty-four story office tower in that one segment.

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consists of accounts payable, accrued property tax, deferred rental income and other accrued expenses. A schedule showing these components is as follows:

	December 31,
(in thousands)	2009	2008

Accrued property tax	$1,373	$1,907
Deferred rental income	500	348
Accrued capital expenditures	546	1,435
Accounts payable and other accrued expenses	899	1,110
Due to tenant - tenant improvements	92	199

Total	$3,410	$4,999

9.	Subsequent Event

On January 15, 2010, the Board of Directors of the Company declared a cash distribution of $999,600 payable on February 19, 2010 to stockholders of record on January 29, 2010.

SCHEDULE III

FSP Phoenix Tower Corp.
Real Estate and Accumulated Depreciation
December 31, 2009

		Initial Cost			Historical Costs
Description	Encumbrances (1)	Land	Buildings Improvements and Equipment	Costs Capitalized (Disposals) Subsequent to Acquisition	Land	Buildings Improvements and Equipment	Total (2)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Depreciable Life (Years)	Date of Acquisition
		(dollars in thousands)
Phoenix Tower, Houston, Texas	$3,600	$3,300	$66,806	$14,582	$3,300	$83,505	$86,805	$8,240	$78,565	5-39	2006

(1)
On December 4, 2008, the Company entered into a revolving line of credit (the “Phoenix Revolver”) with Franklin Street Properties Corp. for up to $15,000.  The Phoenix Revolver is secured by a mortgage on the Property.  As of December 31, 2009, $3,600 has been advanced under the Phoenix Revolver.

(2)	The aggregate cost for Federal Income Tax purposes is $92,063.

FSP Phoenix Tower Corp.

The following table summarizes the changes in the Company's real estate investments and accumulated depreciation:

	December 31,	December 31,
(in thousands)	2009	2008

Real estate investments, at cost:
Balance, beginning of year	$84,688	$78,198
Improvements	2,117	6,490

Balance, end of year	$86,805	$84,688

Accumulated depreciation:
Balance, beginning of year	$5,518	$3,311
Depreciation	2,722	2,207

Balance, end of year	$8,240	$5,518