Form 10-Q
period 2010-03-31
FSP PHOENIX TOWER CORP
filed 2010-05-12
CIK 1354309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 - Q

(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended March 31, 2010.

OR

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-52559

FSP Phoenix Tower Corp.
(Exact name of registrant as specified in its charter)

Delaware	20-3965390
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

401 Edgewater Place
Wakefield, MA 01880
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

YES |_|	NO |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|	Accelerated filer |_|
Non-accelerated filer |_| (Do not check if a smaller reporting company)	Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES |_|	NO |X|

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 1,050, each as of April 30, 2010.

FSP Phoenix Tower Corp.

Form 10-Q

Quarterly Report
March 31, 2010

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FSP Phoenix Tower Corp.
Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and par value amounts)	March 31, 2010	December 31, 2009

Assets:

Real estate investments, at cost:
Land	$3,300	$3,300
Building and improvements	83,367	83,246
Furniture and fixtures	271	259
	86,938	86,805

Less accumulated depreciation	8,947	8,240

Real estate investments, net	77,991	78,565

Acquired real estate leases, net of accumulated amortization of $1,260 and $1,183, respectively	969	1,046
Acquired favorable real estate leases, net of accumulated amortization of $319 and $299, respectively	246	266
Cash and cash equivalents	2,967	4,314
Tenant rent receivables, less allowance for doubtful accounts
of $0 and $49, respectively	175	179
Step rent receivable	1,895	1,839
Deferred leasing costs, net of accumulated amortization of $790 and $670, respectively	2,161	2,227
Prepaid expenses and other assets	390	338

Total assets	$86,794	$88,774

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$2,096	$3,410
Tenant security deposits	237	230
Loan Payable - affiliate	3,600	3,600
Acquired unfavorable real estate leases, net of accumulated amortization of $328 and $308, respectively	377	397

Total liabilities	6,310	7,637

Commitments and Contingencies:	-	-

Stockholders’ Equity:
Preferred Stock, $.01 par value, 1,050 shares authorized, issued and outstanding, aggregate liquidation preference $105,000
at March 31, 2010 and December 31, 2009	-	-

Common Stock, $.01 par value, 1 share
authorized, issued and outstanding	-	-
Additional paid-in capital	96,188	96,188
Retained earnings and distributions in excess of earnings	(15,704)	(15,051)

Total Stockholders’ Equity	80,484	81,137

Total Liabilities and Stockholders’ Equity	$86,794	$88,774
See accompanying notes to consolidated financial statements.

FSP Phoenix Tower Corp.
Consolidated Statements of Operations
(Unaudited)

	For the
	Three Months Ended
	March 31,
(in thousands, except share and per share amounts)	2010	2009

Revenues:
Rental	$3,196	$2,759

Total revenue	3,196	2,759

Expenses:

Rental operating expenses	1,498	1,338
Real estate taxes and insurance	420	587
Depreciation and amortization	904	846
Interest expense	29	42

Total expenses	2,851	2,813

Income (loss) before interest income	345	(54)

Interest income	2	5

Net income (loss) attributable to preferred stockholders	$347	$(49)

Weighted average number of preferred shares outstanding,
basic and diluted	1,050	1,050

Net income (loss) per preferred share, basic and diluted	$330	$(47)
See accompanying notes to consolidated financial statements.

FSP Phoenix Tower Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2010	2009

Cash flows from operating activities:
Net income (loss)	$347	$(49)
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities:
Depreciation and amortization	904	846
Amortization of favorable real estate leases	20	20
Amortization of unfavorable real estate leases	(20)	(27)
Bad debt expense	49	(1)
Changes in operating assets and liabilities:
Tenant rent receivable	(45)	(16)
Step rent receivable	(56)	(176)
Prepaid expenses and other assets	(52)	65
Accounts payable and accrued expenses	(922)	(1,738)
Tenant security deposits	7	1
Payment of deferred leasing costs	(54)	(112)

Net cash provided by (used for) operating activities	178	(1,187)

Cash flows from investing activities:
Purchase of real estate assets	(525)	(1,105)

Net cash used for investing activities	(525)	(1,105)

Cash flows from financing activities:
Distributions to stockholders	(1,000)	(520)
Proceeds from loan payable - affiliate	-	3,600

Net cash provided by (used for) financing activities	(1,000)	3,080

Net increase (decrease) in cash and cash equivalents	(1,347)	788

Cash and cash equivalents, beginning of period	4,314	3,602

Cash and cash equivalents, end of period	$2,967	$4,390

Supplemental disclosure of cash flow information:

Cash Paid for interest	$29	$42

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$246	$1,216

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

Basis of Presentation

The unaudited consolidated financial statements of the Company include all the accounts of the Company and its wholly owned subsidiaries. These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (the “SEC”).

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any other period.

Financial Instruments

The Company estimates that the carrying value of cash and cash equivalents and loan payable approximate their fair values based on their short-term maturity and prevailing interest rates.

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

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the three months ended March 31, 2010 and 2009, management fees paid were $31,000 and $25,000, respectively.

On December 4, 2008, the Company entered into a three-year secured promissory note for a revolving line of credit (the “Phoenix Revolver”) with Franklin Street for up to $15,000,000. Advances under the Phoenix Revolver bear interest at a rate equal to the 30-day LIBOR rate plus 300 basis points (3.23% at March 31, 2010) and each advance thereunder requires a 50 basis point draw fee. The Phoenix Revolver matures on November 30, 2011 and is secured by a mortgage on the Property. The Company anticipates that any advances made under the Phoenix Revolver will be repaid at maturity or earlier from a long-term financing of the Property, cash flows from the Property or a capital event. As of March 31, 2010, advances drawn and outstanding under the Phoenix Revolver totaled $3,600,000, unchanged from March 31, 2009. For the three months ended March 31, 2010 and 2009, the draw fees were $0 and $18,000, respectively. For the three months ended March 31, 2010 and 2009, the interest expense paid to Franklin Street was approximately $29,000 and $24,000, respectively.

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

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at March 31, 2010 and 2009.

FSP Phoenix Tower Corp.
Notes to Consolidated Financial Statements
(Unaudited)

5.	Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property. The Company owned and operated the Property for all periods presented.

6.	Cash Distributions

The Company’s board of directors declared and paid cash distributions as follows:

Quarter Paid	Distributions Per Preferred Share	Total Distributions

First quarter of 2010	$ 952	$ 999,600

First quarter of 2009	$ 495	$ 519,750

7.	Subsequent Event

The Company’s board of directors declared a cash distribution of $1,047 per preferred share on April 23, 2010 to the holders of record of the Company’s Preferred Stock on May 7, 2010, payable on May 28, 2010.

The Company has evaluated all subsequent events through May 12, 2010, the date the consolidated financial statements were issued.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2009. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, economic conditions in the United States and in the market where we own the Property, continued disruptions in the debt markets, risks of a lessening of demand for the type of real estate owned by us, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

Real Estate Operations

The Property is occupied by a diverse group of tenants, including financial institutions, energy firms, law firms and other professional service organizations. As of March 31, 2010, the Property was approximately 74% leased and management is aggressively working to lease all vacant space. Management believes that any tenant that leases 10% or more of the Property’s rentable space is material. As of March 31, 2010, Permian Mud Service, Inc., an energy-related firm d/b/a Champion Technologies, leased approximately 78,166 square feet (13%) of the Property’s rentable space through February 2018. Other prominent additional tenants include Phillips & Akers, a Texas professional corporation (law firm), which leases approximately 26,939 square feet (4%) through November 2011 and Allen Boone Humphries Robinson LLP, (law firm), which leases approximately 51,153 square feet (8%) through July 2018. Permian Mud Service, Inc., Phillips & Akers, and Allen Boone Humphries Robinson LLP account for approximately 156,258 square feet (26%) of the rentable area of the Property. Other well-known tenants include Morgan Stanley Smith Barney, Sprint Communications, Lincoln National Life Insurance Company and the United States Army. There are currently approximately 43 tenants leasing office space at the Property.

Since its completion in 1984, the Property has competed within the office market in Houston, Texas. Management believes that the Property is still competitive with other office buildings, but given its age, it needed improvements in several important areas in order to maintain or enhance its prominent position in the marketplace. Management believes that such a repositioning could increase the value of the Property and lead to higher future rent and occupancy levels. The improvements included, among others, remediation of the glass façade and upgrades to the garage, ground floor lobby, ninth floor sky lobby and terrace, streetscape and landscape. The improvements were substantially completed in June 2009 and have received favorable responses from our existing tenants, potential future tenants and the local leasing community. Through March 31, 2010, we had incurred costs of approximately $11.4 million and do not anticipate that any additional funds will be required for the improvements. If conditions warrant, however, management may elect to make additional improvements at additional cost in order to further enhance the Property.

It is difficult for management to predict what will happen to occupancy and rents at our Property because the need for space and the price tenants are willing to pay are tied to both the local economy and to the larger trends in the national economy, such as job growth, interest rates, the availability of credit and corporate earnings, which in turn are tied to even larger macroeconomic and political factors, such as recessionary concerns, volatility in energy pricing and the risk of terrorism. In addition to the difficulty of predicting macroeconomic factors, it is difficult to predict how our local market or tenants (existing and potential) will suffer or benefit from changes in the larger economy. In addition, because the Property is in a single geographical market, these macroeconomic trends may have a different effect on the Property and on its tenants (existing and potential), some of which may operate on a national level. Although we cannot predict how long it will take to lease vacant space at the Property or what the terms and conditions of any new leases will be, we expect to sign new leases at current market rates which may be below the expiring rates. Until the existing vacancy is re-leased, we could see lower occupancy rates and/or lower dividend yields.

Given the amount of space that needs to be leased and the potential for significant tenant improvement allowances and leasing commissions, on December 4, 2008, we entered into a revolving line of credit, which we refer to as the Phoenix Revolver, with Franklin Street Properties Corp. for up to $15,000,000. Advances under the Phoenix Revolver bear interest at a rate equal to the 30-day LIBOR rate plus 300 basis points (3.23% at March 31, 2010) and each advance thereunder requires a 50 basis point draw fee. The Phoenix Revolver matures on November 30, 2011 and is secured by a mortgage on the Property. We anticipate that any advances made under the Phoenix Revolver will be repaid at maturity or earlier from a long-term financing of the Property, cash flows from the Property or a capital event. As of March 31, 2010, advances drawn and outstanding under the Phoenix Revolver totaled $3,600,000, unchanged from March 31, 2009.

For the three months ended March 31, 2010, we believe that vacancy rates for buildings in the Houston office market increased slightly and that rental rates decreased, but only slightly over fourth quarter 2009. These trends may continue or worsen in the future. Continuing economic turmoil has slowed the pace of leasing activity in the Houston market and will likely prolong the time it takes to lease the vacant space at the Property. However, management believes that the repositioning of the Property in the marketplace will continue to result in increased inquiries from prospective tenants. Management also believes that the position of the Property within the city’s office market is strong, and management is optimistic that the existing vacant space will ultimately be leased to new tenants.

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

Critical Accounting Policies

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and assessments are consistently applied and produce financial information that fairly presents our results of operations.

No changes to our critical accounting policies have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

As of March 31, 2010 the Property was approximately 74.0% leased to a diverse group of tenants with staggered lease expirations. The largest tenant is Permian Mud Service Inc., an energy-related firm d/b/a Champion Technologies, which leases approximately 78,166 square feet (13%) of the Property’s rentable space through February of 2018.

Comparison of the three months ended March 31, 2010 to the three months ended March 31, 2009.

Revenue

Total revenue increased $0.4 million to $3.2 million for the three months ended March 31, 2010, as compared to $2.8 million for the three months ended March 31, 2009. This increase was primarily attributable to increases in base rents of $0.2 million and $0.2 million in recoverable income due to increased occupancy. The majority of the operating expenses, real estate taxes and insurance expenses represent amounts recoverable by the Company.

Expenses

Total expenses increased approximately $0.1 million to $2.9 million for the three months ended March 31, 2010, as compared to $2.8 million for the three months ended March 31, 2009. This increase was predominately attributable to a $0.1 million increase in rental operating expenses.

Liquidity and Capital Resources

Cash and cash equivalents were $3.0 million at March 31, 2010 and $4.3 million at December 31, 2009. This $1.3 million decrease was attributable to $0.2 million provided by operating activities, and was offset by $0.5 million used for investing activities and $1.0 million used for financing activities.

Management believes that the existing cash and cash equivalents as of March 31, 2010 of $3.0 million and cash anticipated to be generated internally by operations and borrowings will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

Cash provided by operating activities of $0.2 million for the three months ended March 31, 2010 is primarily attributable to net income of approximately $0.3 million, plus non-cash items of $1.0 million consisting primarily of depreciation and amortization, and was partially offset by uses arising from other current accounts and payments of deferred leasing costs of $1.1 million.

Investing Activities

The cash used for investing activities of $0.5 million for the three months ended March 31, 2010 was for capital expenditures.

Financing Activities

The cash used for financing activities of $1.0 million for the three months ended March 31, 2010 was attributable to the distributions to stockholders.

Sources and Uses of Funds

Our principal demands on liquidity are cash for operations, interest on debt payments and dividends paid to equity holders. As of March 31, 2010, we had approximately $2.1 million in accrued liabilities and $3.6 million in long-term debt. In the near term, liquidity is generated by cash from operations.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street Properties Corp., which we refer to as Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property for the corresponding month. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the three months ended March 31, 2010 and 2009, management fees paid were $31,000 and $25,000, respectively.

On December 4, 2008, we entered into a three-year secured promissory note for a revolving line of credit, which we refer to as the Phoenix Revolver with Franklin Street for up to $15,000,000. Advances under the Phoenix Revolver bear interest at a rate equal to the 30-day LIBOR rate plus 300 basis points (3.23% at March 31, 2010) and each advance thereunder requires a 50 basis point draw fee. The Phoenix Revolver matures on November 30, 2011 and is secured by a mortgage on the Property. We anticipates that any advances made under the Phoenix Revolver will be repaid at maturity or earlier from a long-term financing of the Property, cash flows from the Property or a capital event. As of March 31, 2010, advances drawn and outstanding under the Phoenix Revolver totaled $3,600,000, unchanged from March 31, 2009. For the three months ended March 31, 2010 and 2009, the draw fees were $0 and $18,000, respectively. For the three months ended March 31, 2010 and 2009, the interest expense paid to Franklin Street was approximately $29,000 and $24,000, respectively.

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

Franklin Street is the sole holder of our one share of common stock that is issued and outstanding. Subsequent to the completion of the placement of our preferred stock in September 2006, Franklin Street has not been entitled to share in earnings or any dividend related to our common stock.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Not applicable.

Item 4T.	Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See Exhibit Index attached hereto, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSP PHOENIX TOWER CORP.

Date	Signature	Title

Date: May 12, 2010	/s/ George J. Carter George J. Carter	President (Principal Executive Officer)

Date: May 12, 2010	/s/ Barbara J. Fournier Barbara J. Fournier	Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of FSP Phoenix Tower Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of FSP Phoenix Tower Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of FSP Phoenix Tower Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of FSP Phoenix Tower Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.