Form 10-Q
period 2010-06-30
FSP PHOENIX TOWER CORP
filed 2010-08-12
CIK 1354309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 - Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 1,050, each as of July 31, 2010.

FSP Phoenix Tower Corp.

Form 10-Q

Quarterly Report
June 30, 2010

Table of Contents

			Page
Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	2

		Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009	3

		Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009	4

		Notes to Consolidated Financial Statements	5-7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-12

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

	Item 4.	Controls and Procedures	13

Part II.	Other Information

	Item 1.	Legal Proceedings	14

	Item 1A.	Risk Factors	14

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

	Item 3.	Defaults Upon Senior Securities	14

	Item 4.	Removed and Reserved	14

	Item 5.	Other Information	14

	Item 6.	Exhibits	14

Signatures			15

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FSP Phoenix Tower Corp. Consolidated Balance Sheets (Unaudited)

(in thousands, except share and par value amounts)	June 30, 2010	December 31, 2009

Assets:

Real estate investments, at cost:
Land	$3,300	$3,300
Building and improvements	83,629	83,246
Furniture and fixtures	271	259
	87,200	86,805

Less accumulated depreciation	9,662	8,240

Real estate investments, net	77,538	78,565

Acquired real estate leases, net of accumulated amortization of $1,204 and $1,183, respectively	896	1,046
Acquired favorable real estate leases, net of accumulated amortization of $286 and $299, respectively	229	266
Cash and cash equivalents	2,954	4,314
Tenant rent receivables, less allowance for doubtful accounts of $0 and $49, respectively	260	179
Step rent receivable	1,615	1,839
Deferred leasing costs, net of accumulated amortization of $784 and $670, respectively	1,790	2,227
Prepaid expenses and other assets	429	338

Total assets	$85,711	$88,774

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$2,605	$3,410
Tenant security deposits	258	230
Loan payable - affiliate	3,600	3,600
Acquired unfavorable real estate leases, net of accumulated amortization of $348 and $308, respectively	357	397

Total liabilities	6,820	7,637

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.01 par value, 1,050 shares authorized,
issued and outstanding, aggregate liquidation preference $105,000
at June 30, 2010 and December 31, 2009	-	-

Common Stock, $.01 par value, 1 share authorized,
issued and outstanding	-	-
Additional paid-in capital	96,188	96,188
Retained earnings and distributions in excess of earnings	(17,297)	(15,051)

Total Stockholders’ Equity	78,891	81,137

Total Liabilities and Stockholders’ Equity	$85,711	$88,774
See accompanying notes to consolidated financial statements.

FSP Phoenix Tower Corp. Consolidated Statements of Operations (Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share amounts)	2010	2009	2010	2009

Revenues:
Rental	$2,840	$3,111	$6,036	$5,870

Total revenue	2,840	3,111	6,036	5,870

Expenses:

Rental operating expenses	1,684	1,525	3,182	2,863
Real estate taxes and insurance	364	604	784	1,191
Depreciation and amortization	1,258	877	2,162	1,723
Interest expense	30	31	59	73

Total expenses	3,336	3,037	6,187	5,850

Income (loss) before interest income	(496)	74	(151)	20

Interest income	2	5	4	10

Net income (loss) attributable to preferred stockholders	$(494)	$79	$(147)	$30

Weighted average number of preferred shares outstanding,
basic and diluted	1,050	1,050	1,050	1,050

Net income (loss) per preferred share, basic and diluted	$(470)	$75	$(140)	$29
See accompanying notes to consolidated financial statements.

FSP Phoenix Tower Corp. Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2010	2009

Cash flows from operating activities:
Net income (loss)	$(147)	$30
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	2,162	1,723
Amortization of favorable real estate leases	37	40
Amortization of unfavorable real estate leases	(40)	(50)
Increase in bad debt reserve	-	(1)
Changes in operating assets and liabilities:
Tenant rent receivables	(81)	45
Step rent receivable	224	(340)
Prepaid expenses and other assets	(91)	138
Accounts payable and accrued expenses	(348)	(1,211)
Tenant security deposits	28	10
Payment of deferred leasing costs	(153)	(244)

Net cash provided by operating activities	1,591	140

Cash flows from investing activities:
Purchase of real estate assets	(852)	(1,849)

Net cash used for investing activities	(852)	(1,849)

Cash flows from financing activities:
Distributions to stockholders	(2,099)	(1,219)
Proceeds from loan payable - affiliate	-	3,600

Net cash provided by (used for) financing activities	(2,099)	2,381

Net increase (decrease) in cash and cash equivalents	(1,360)	672

Cash and cash equivalents, beginning of period	4,314	3,602

Cash and cash equivalents, end of period	$2,954	$4,274

Supplemental disclosure of cash flow information:

Cash paid for interest	$49	$73

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$181	$1,342

See accompanying notes to consolidated financial statements.

FSP Phoenix Tower Corp.
 Notes to Consolidated Financial Statements
(Unaudited)

1.      Organization, Basis of Presentation, Real Estate and Depreciation, Financial Instruments, and Recent Accounting Pronouncement

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any other period.

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

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property.  The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods.  When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows.  At June 30, 2010 and December 31, 2009, no impairment charges were recorded.

FSP Phoenix Tower Corp.
 Notes to Consolidated Financial Statements
(Unaudited)

1.   Organization, Basis of Presentation, Real Estate and Depreciation, Financial Instruments, and Recent Accounting Pronouncement (continued)

Financial Instruments

The Company estimates that the carrying value of cash and cash equivalents and loan payable approximate their fair values based on their short-term maturity and prevailing interest rates.

Recent Accounting Pronouncement

In May 2009, the Financial Accounting Standards Board issued a pronouncement which sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This disclosure should alert all users of financials statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company is adhering to the requirements of this pronouncement which was effective for financial periods ending after June 15, 2009.

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

3.       Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”).  The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders.  FSP Property Management LLC currently provides the Company with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice.  For the six months ended June 30, 2010 and 2009, management fees paid were $61,000 and $55,000, respectively.

On December 4, 2008, the Company entered into a three-year secured promissory note for a revolving line of credit (the “Phoenix Revolver”) with Franklin Street for up to $15,000,000.  Advances under the Phoenix Revolver bear interest at a rate equal to the 30-day LIBOR rate plus 300 basis points (3.35% at June 30, 2010) and each advance thereunder requires a 50 basis point draw fee.  The Phoenix Revolver matures on November 30, 2011 and is secured by a mortgage on the Property.  The Company anticipates that any advances made under the Phoenix Revolver will be repaid at maturity or earlier from a long-term financing of the Property, cash flows from the Property or a capital event.  As of June 30, 2010, advances drawn and outstanding under the Phoenix Revolver totaled $3,600,000, unchanged from June 30, 2009.  For the six months ended June 30, 2010 and 2009, the draw fees were $0 and $18,000, respectively.  For the six months ended June 30, 2010 and 2009, the interest expense incurred to Franklin Street was approximately $59,000 and $55,000, respectively.

FSP Phoenix Tower Corp.
 Notes to Consolidated Financial Statements
(Unaudited)

3.       Related Party Transactions (continued)

On September 22, 2006, Franklin Street purchased 48 shares of Preferred Stock for $4,116,000.  Prior to purchasing any shares of Preferred Stock, Franklin Street agreed to vote any shares held by it on any matter presented to the holders of Preferred Stock in a manner that approximates as closely as possible the votes cast in favor of and opposed to such matter by the holders of the Preferred Stock other than Franklin Street and its affiliates.  For purposes of determining how Franklin Street votes its shares of Preferred Stock, abstentions and non-votes by stockholders other than Franklin Street are not considered.  Franklin Street is entitled to distributions that are declared on the Preferred Stock.

Franklin Street is the sole holder of our one share of Common Stock that is issued and outstanding.  Subsequent to the completion of the placement of our Preferred Stock in September 2006, Franklin Street has not been entitled to share in our earnings or any dividend related to the Common Stock of the Company.

4.      Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares.  There were no potential dilutive shares outstanding at June 30, 2010 and 2009.

5.      Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property.  The Company owned and operated the Property for all periods presented.

6.      Cash Distributions

The Company’s board of directors declared and paid cash distributions as follows:

Quarter Paid	Distributions Per Preferred Share	Total Distributions

First quarter of 2010	$ 952	$ 999,600

Second quarter of 2010	$ 1,047	$ 1,099,350

First quarter of 2009	$ 495	$ 519,750

Second quarter of 2009	$ 666	$ 699,300

7.      Subsequent Event

The Company’s board of directors declared a cash distribution of $952 per preferred share on July 23, 2010 to the holders of record of the Company’s Preferred Stock on August 6, 2010, payable on August 27, 2010.

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

Real Estate Operations

The Property is occupied by a diverse group of tenants, including financial institutions, energy firms, law firms and other professional service organizations.  As of June 30, 2010, the Property was approximately 68% leased, a 6% decrease from the prior quarter.  Management is aggressively working to lease all vacant space and renew existing tenants, but despite having an excellent retention rate with existing tenants, during the second quarter a small number of tenants, suffering from the effects of the economic downturn, opted to vacate the building upon lease expiration, including one full-floor tenant (25,113 square feet or 4% of the building’s rentable area) that rejected its lease via Chapter 11 bankruptcy proceedings effective on May 31, 2010.  Management believes that any tenant that leases 10% or more of the Property’s rentable space is material.  As of June 30, 2010, Permian Mud Service, Inc., an energy-related firm d/b/a Champion Technologies, leased approximately 78,166 square feet (13%) of the Property’s rentable space through February 2018.  Other prominent additional tenants include Phillips & Akers, a Texas professional corporation (law firm), which leases approximately 26,939 square feet (4%) through November 2011 and Allen Boone Humphries Robinson LLP (law firm), which leases approximately 51,153 square feet (8%) through July 2018.  Permian Mud Service, Inc., Phillips & Akers, and Allen Boone Humphries Robinson LLP account for approximately 156,258 square feet (26%) of the rentable area of the Property.  Other well-known tenants include Morgan Stanley Smith Barney, Sprint Communications, Lincoln National Life Insurance Company and the United States Army.  There are currently approximately 41 tenants leasing office space at the Property.

Since its completion in 1984, the Property has competed within the office market in Houston, Texas.  Management believes that the Property is still competitive with other office buildings, but given its age, determined at the time of acquisition that it needed improvements in several important areas in order to maintain or enhance its prominent position in the marketplace.  Management believes that such a repositioning could increase the value of the Property and lead to higher future rent and occupancy levels.  The improvements included, among others, remediation of the glass façade and upgrades to the garage, ground floor lobby, ninth floor sky lobby and terrace, streetscape and landscape.  The improvements were substantially completed in June 2009 and have received favorable responses from our existing tenants, potential future tenants and the local leasing community.  Through June 30, 2010, we had incurred costs of approximately $11.4 million and do not anticipate that any additional funds will be required for the improvements.  If conditions warrant, however, management may elect to make additional improvements at additional cost in order to further enhance the Property.

It is difficult for management to predict what will happen to occupancy and rents at the Property because the need for space and the price tenants are willing to pay are tied to both the local economy and to the larger trends in the national economy, such as job growth, interest rates, the availability of credit and corporate earnings, which in turn are tied to even larger macroeconomic and political factors, such as recessionary concerns, volatility in energy pricing and the risk of terrorism.  In addition to the difficulty of predicting macroeconomic factors, it is difficult to predict how our local market or tenants (existing and potential) will suffer or benefit from changes in the larger economy.  In addition, because the Property is in a single geographical market, these macroeconomic trends may have a different effect on the Property and on its tenants (existing and potential), some of which may operate on a national level.  Although we cannot predict how long it will take to lease vacant space at the Property or what the terms and conditions of any new leases will be, we expect to sign new leases at current market rates which may be below the expiring rates.  Until the existing vacancy is re-leased, we could see lower occupancy rates and/or lower dividend yields.

Given the amount of space that needs to be leased and the potential for significant tenant improvement allowances and leasing commissions, on December 4, 2008, we entered into a revolving line of credit, which we refer to as the Phoenix Revolver, with Franklin Street Properties Corp. for up to $15,000,000.  Advances under the Phoenix Revolver bear interest at a rate equal to the 30-day LIBOR rate plus 300 basis points (3.35% at June 30, 2010) and each advance thereunder requires a 50 basis point draw fee.  The Phoenix Revolver matures on November 30, 2011 and is secured by a mortgage on the Property.  We anticipate that any advances made under the Phoenix Revolver will be repaid at maturity or earlier from a long-term financing of the Property, cash flows from the Property or a capital event.  As of June 30, 2010, advances drawn and outstanding under the Phoenix Revolver totaled $3,600,000, unchanged from December 31, 2009.

For the three months ended June 30, 2010, we believe that vacancy rates for buildings in the Houston office market increased slightly and that rental rates decreased, but only slightly over first quarter 2010.  These trends may continue or worsen in the future.  Continuing economic turmoil has slowed the pace of leasing activity in the Houston market and will likely prolong the time it takes to lease the vacant space at the Property.  However, management believes that the repositioning of the Property in the marketplace will continue to result in increased inquiries from prospective tenants.  Management also believes that the position of the Property within the city’s office market is strong, and management is optimistic that the existing vacant space will ultimately be leased to new tenants.

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

Results of Operations

As of June 30, 2010 the Property was approximately 68% leased to a diverse group of tenants with staggered lease expirations.  The largest tenant is Permian Mud Service Inc., an energy-related firm d/b/a Champion Technologies, which leases approximately 78,166 square feet (13%) of the Property’s rentable space through February of 2018.

Comparison of the three months ended June 30, 2010 to the three months ended June 30, 2009.

Revenue

Total revenue decreased $0.3 million to $2.8 million for the three months ended June 30, 2010, as compared to $3.1 million for the three months ended June 30, 2009.  This decrease was primarily attributable to a decrease of $0.3 million in rental revenue due to an early termination from a tenant. The majority of the operating expenses, real estate taxes and insurance expenses represent amounts recoverable by the Company.

Expenses

Total expenses increased approximately $0.3 million to $3.3 million for the three months ended June 30, 2010, as compared to $3.0 million for the three months ended June 30, 2009.  This increase was predominately attributable to a $0.2 million increase in rental operating expenses and a $0.3 million increase in depreciation and amortization, which was offset by a $0.2 million decrease in real estate taxes and insurance.

Comparison of the six months ended June 30, 2010 to the six months ended June 30, 2009.

Revenue

Total revenue increased $0.1 million to $6.0 million for the six months ended June 30, 2010, as compared to $5.9 million for the six months ended June 30, 2009.  This increase was primarily attributable to an increase of $0.4 million in base rent and recoverable rent revenue, which was offset by a decrease of $0.3 million in rental revenue due to an early termination from a tenant. The majority of the operating expenses, real estate taxes and insurance expenses represent amounts recoverable by the Company.

Expenses

Total expenses increased approximately $0.3 million to $6.2 million for the six months ended June 30, 2010, as compared to $5.9 million for the six months ended June 30, 2009.  This increase was predominately attributable to a $0.3 million increase in rental operating expenses and an increase of $0.4 million in depreciation and amortization, which was offset by a decrease of $0.4 million in real estate taxes and insurance.

Liquidity and Capital Resources

Cash and cash equivalents were $3.0 million at June 30, 2010 and $4.3 million at December 31, 2009. This $1.3 million decrease was attributable to $1.6 million provided by operating activities, and was offset by $0.8 million used for investing activities and $2.1 million used for financing activities.

Management believes that the existing cash and cash equivalents as of June 30, 2010 of $3.0 million and cash anticipated to be generated internally by operations and borrowings will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

Cash provided by operating activities of $1.6 million for the six months ended June 30, 2010 is primarily attributable to non-cash items of $2.2 million consisting primarily of depreciation and amortization, and was partially offset by net loss of $0.1 million and uses arising from other current accounts and payments of deferred leasing costs of $0.5 million.

Investing Activities

The cash used for investing activities of $0.8 million for the six months ended June 30, 2010 was for capital expenditures.

Financing Activities

The cash used for financing activities of $2.1 million for the six months ended June 30, 2010 was attributable to the distributions to stockholders.

Sources and Uses of Funds

Our principal demands on liquidity are cash for operations, interest on debt payments and dividends paid to equity holders.  As of June 30, 2010, we had approximately $2.6 million in accrued liabilities and $3.6 million in long-term debt.  In the near term, liquidity is generated by cash from operations.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business.  Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street Properties Corp., which we refer to as Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP.  We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders.  FSP Property Management LLC currently provides the Company with asset management and financial reporting services.  The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property for the corresponding month.  The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice.  For the six months ended June 30, 2010 and 2009, management fees paid were $61,000 and $55,000, respectively.

On December 4, 2008, we entered into a three-year secured promissory note for a revolving line of credit, which we refer to as the Phoenix Revolver with Franklin Street for up to $15,000,000.  Advances under the Phoenix Revolver bear interest at a rate equal to the 30-day LIBOR rate plus 300 basis points (3.35% at June 30, 2010) and each advance thereunder requires a 50 basis point draw fee.  The Phoenix Revolver matures on November 30, 2011 and is secured by a mortgage on the Property.  We anticipates that any advances made under the Phoenix Revolver will be repaid at maturity or earlier from a long-term financing of the Property, cash flows from the Property or a capital event.  As of June 30, 2010, advances drawn and outstanding under the Phoenix Revolver totaled $3,600,000, unchanged from June 30, 2009.  For the six months ended June 30, 2010 and 2009, the draw fees were $0 and $18,000, respectively.  For the six months ended June 30, 2010 and 2009, the interest expense incurred to Franklin Street was approximately $59,000 and $55,000, respectively.

On September 22, 2006, Franklin Street purchased 48 shares of Preferred Stock for $4,116,000.  Prior to purchasing any shares of Preferred Stock, Franklin Street agreed to vote any shares held by it on any matter presented to the holders of Preferred Stock in a manner that approximates as closely as possible the votes cast in favor of and opposed to such matter by the holders of the Preferred Stock other than Franklin Street and its affiliates.  For purposes of determining how Franklin Street votes its shares of Preferred Stock, abstentions and non-votes by stockholders other than Franklin Street are not considered.  Franklin Street is entitled to distributions that are declared on the Preferred Stock.

Franklin Street is the sole holder of our one share of common stock that is issued and outstanding.  Subsequent to the completion of the placement of our Preferred Stock in September 2006, Franklin Street has not been entitled to share in our earnings or any dividend related to our common stock.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FSP PHOENIX TOWER CORP.

Date	Signature	Title

Date: August 12, 2010	/s/ George J. Carter George J. Carter	President (Principal Executive Officer)

Date: August 12, 2010	/s/ Barbara J. Fournier Barbara J. Fournier	Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of FSP Phoenix Tower Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of FSP Phoenix Tower Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of FSP Phoenix Tower Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of FSP Phoenix Tower Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.