Form 10-K
period 2010-12-31
FSP PHOENIX TOWER CORP
filed 2011-03-14
CIK 1354309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act Yes |_|  No |X|.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes |X|  No |_|.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes |_|  No |_|.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_|  No |X|.

As of June 30, 2010, the aggregate fair market value of Common Stock held by non-affiliates of the registrant was $0.

The number of shares of Common Stock outstanding was 1 and the number of shares of Preferred Stock outstanding was 1,050, each as of February 28, 2011.

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

Use of proceeds:
Type	Affiliate paid	Amount
Operating/Capital Reserve (1)		$ 15,012,500
Organizational, Offering and Other Expenditures for the Company(2)(6)	FSP Investments LLC	525,000
Selling Commissions(3)	FSP Investments LLC	8,016,000
Acquisition-Related Costs:
Purchase Price of the Property(4)	Franklin Street Properties Corp.	74,500,000
Loan Fee Paid to Franklin Street (5)	Franklin Street Properties Corp.	5,761,000
Acquisition Fee(6)	FSP Investments LLC	501,000
Total Uses of Gross Offering Proceeds		$ 104,316,000

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

(5) The Loan Fee Paid to Franklin Street was a fee (or points) payable to Franklin Street to obtain the First Mortgage Loan to purchase the Property in the amount of $5,761,500 . The First Mortgage Loan was in an original principal amount equal to the purchase price of the Property, and had a term of two years, which was prepayable at any time without premium or penalty and carried an interest rate equal to the rate payable by Franklin Street on borrowings under its line of credit with its bank.

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

Since its completion in 1984, the Property has competed within the office market in Houston, Texas.  Management believes that the Property is still competitive with other office buildings, but given its age, determined at the time of acquisition that it needed improvements in several important areas in order to maintain or enhance its prominent position in the marketplace.  Management believes that such a repositioning could increase the value of the Property and lead to higher future rent and occupancy levels.  The improvements included, among others, remediation of the glass façade and upgrades to the garage, ground floor lobby, ninth floor sky lobby and terrace, streetscape and landscape.  The improvements were substantially completed in June 2009 at a cost of approximately $11.7 million and have received favorable responses from our existing tenants, potential future tenants and the local leasing community.

Conditions, including new leasing activity, at the Property have caused management to make additional improvements at additional cost in order to further enhance the Property. Through December 31, 2010, the Company had incurred additional costs of approximately $2 million to make additional improvements to the Property, including an elevator modernization project (described further below), common corridor upgrades, multi-tenant corridor conversions and the establishment of a fitness center.  If future conditions warrant, management may elect to make additional improvements at additional cost in order to further enhance the Property.

On September 15, 2010, we entered into a $2.8 million dollar contract with Thyssen Krupp Elevator Corporation to modernize 21 elevators serving the Property. Over the years, the increasing costs to maintain and operate the system’s mechanical relay controls, as well as the declining level of performance of the vertical transportation, have warranted the modernization project. The work commenced during the fourth quarter of 2010 and is anticipated to be complete by the end of 2011. Management believes that the elevator modernization project could reduce operating costs, improve the overall performance of elevator service, and provide another positive attribute to entice prospective tenants.

The Property is occupied by a diverse group of tenants, including financial institutions, energy firms, law firms and other professional service organizations. As of December 31, 2010, the Property was approximately 68% leased and management is aggressively working to lease all vacant space. Management believes that any tenant that leases 10% or more of the Property’s rentable space is material. As of December 31, 2010, Permian Mud Service, Inc., an energy-related firm d/b/a Champion Technologies, leased approximately 78,166 square feet (13%) of the Property’s rentable space through February 2018. Other prominent additional tenants include Phillips & Akers, a Texas professional corporation (law firm), which leases approximately 26,939 square feet (4%) through November 2011 and Allen Boone Humphries Robinson LLP, (law firm), which leases approximately 51,153 square feet (8%) through July 2018. Permian Mud Service, Inc., Phillips & Akers, and Allen Boone Humphries Robinson LLP account for approximately 156,258 square feet (26%) of the rentable area of the Property. Other well-known tenants include Sprint Communications, Lincoln National Life Insurance Company and the NetApp, Inc. There are currently approximately 38 tenants leasing office space at the Property.

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

Revolving Line of Credit

Given the amount of space that needs to be leased and the potential for significant tenant improvement allowances and leasing commissions, on December 4, 2008, we entered into a three-year secured promissory note for a revolving line of credit, which we refer to as the Phoenix Revolver, with Franklin Street for up to $15,000,000. Advances under the Phoenix Revolver bear interest at a rate equal to the 30-day LIBOR rate plus 300 basis points (3.26% at December 31, 2010) and each advance thereunder requires a payment of 50 basis point draw fee. The Phoenix Revolver matures on November 30, 2011 and is secured by a mortgage on the Property. We anticipate that the Phoenix Revolver will be replaced or refinanced on or before its maturity date. However, there can be no assurance that we will be able to replace or refinance the Phoenix Revolver on favorable terms or at all. As of December 31, 2010, advances drawn and outstanding under the Phoenix Revolver totaled $6,500,000. For the years ended December 31, 2010 and 2009, the draw fees were $14,500 and $18,000, respectively, and interest expense paid to Franklin Street was approximately $135,000 and $115,000, respectively.

Competition

The Property is an office building located in Houston, Texas. The Property is competing against the other office buildings which are or may become available in the general area in which the Property is located and which may be priced at rental levels lower than those for space in the Property or which may otherwise be more attractive to tenants. In order to lease existing vacancy, the Property must be competitive, in regards to cost and amenities, with other buildings of similar use near our location. Some of our competitors may have significantly more resources than we do and may be able to offer more attractive rental rates or services. On the other hand, some of our competitors may be smaller or have lower fixed overhead costs, less cash or other resources that make them willing or able to accept lower rents in order to maintain a certain occupancy level. If, at any time, there is no significant existing competition for the Property, our competitors may decide to enter the market and build new buildings to compete with our Property. Our competition is not only with other developers, but also with property users who choose to own their building. In addition, larger market forces beyond our control, such as general economic conditions, may increase competition among landlords for quality tenants and individual decisions beyond our control. Given that the Property is a multi-tenant office building that is leased to a diverse group of tenants with staggered lease expirations, we cannot predict which competitive factors will be relevant to prospective future tenants at this time.

In light of the recent improvements to the Property, management believes that the position of the Property in the local office market is strong and management is optimistic that the existing vacant space will ultimately be leased to new tenants. Please see “Part I, Item 2. Properties” for additional information on the improvements to the Property.

Employees

We had no employees as of December 31, 2010.

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

Item 1A.	Risk Factors

Not applicable.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Set forth below is information regarding the Property as of December 31, 2010:

			Percent
	Date of	Approx.	Leased as	Number
Property Location	Purchase	Square Feet	of 12/31/10	of Tenants	Name of Major Tenant

3200 Southwest Freeway	02/22/06	629,054	68%	38	Permian Mud Service, Inc.
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

Since its completion in 1984, the Property has competed within the office market in Houston, Texas.  Management believes that the Property is still competitive with other office buildings, but given its age, determined at the time of acquisition that it needed improvements in several important areas in order to maintain or enhance its prominent position in the marketplace.  Management believes that such a repositioning could increase the value of the Property and lead to higher future rent and occupancy levels.  The improvements included, among others, remediation of the glass façade and upgrades to the garage, ground floor lobby, ninth floor sky lobby and terrace, streetscape and landscape.  The improvements were substantially completed in June 2009 at a cost of approximately $11.7 million and have received favorable responses from our existing tenants, potential future tenants and the local leasing community.

Conditions, including new leasing activity, at the Property have caused management to make additional improvements at additional cost in order to further enhance the Property. Through December 31, 2010, the Company had incurred additional costs of approximately $2 million to make additional improvements to the Property, including an elevator modernization project (described further below), common corridor upgrades, multi-tenant corridor conversions and the establishment of a fitness center.  If future conditions warrant, management may elect to make additional improvements at additional cost in order to further enhance the Property.

On September 15, 2010, we entered into a $2.8 million dollar contract with Thyssen Krupp Elevator Corporation to modernize 21 elevators serving the Property. Over the years, the increasing costs to maintain and operate the system’s mechanical relay controls, as well as the declining level of performance of the vertical transportation, have warranted the modernization project. The work commenced during the fourth quarter of 2010 and is anticipated to be complete by the end of 2011. Management believes that the elevator modernization project could reduce operating costs, improve the overall performance of elevator service, and provide another positive attribute to entice prospective tenants.

Below is certain information with respect to the Property’s tenants and leases.

Tenants

The Property is occupied by a diverse group of tenants, including financial institutions, energy firms, law firms and other professional service organizations. As of December 31, 2010, the Property was approximately 68% leased and management is aggressively working to lease all vacant space. Management believes that any tenant that leases 10% or more of the Property’s rentable space is material. As of December 31, 2010, Permian Mud Service, Inc., an energy-related firm d/b/a Champion Technologies, leased approximately 78,166 square feet (13%) of the Property’s rentable space through February 2018. Other prominent additional tenants include Phillips & Akers, a Texas professional corporation (law firm), which leases approximately 26,939 square feet (4%) through November 2011 and Allen Boone Humphries Robinson LLP, (law firm), which leases approximately 51,153 square feet (8%) through July 2018. Permian Mud Service, Inc., Phillips & Akers, and Allen Boone Humphries Robinson LLP account for approximately 156,258 square feet (26%) of the rentable area of the Property. Other well-known tenants include Sprint Communications, Lincoln National Life Insurance Company and the NetApp, Inc. There are currently approximately 38 tenants leasing office space at the Property.

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

Additional Operating Data

Additional information regarding the amount of the Property’s annual real estate taxes and insurance can be found in the Statements of Operations that are included with this Annual Report on Form 10-K. Additional information regarding the Property’s Federal tax basis, rate, method and life claimed for purposes of depreciation can be found in the Notes to Consolidated Financial Statements that are included with this Annual Report on Form 10-K.

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
7

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for the Company’s Common Stock or Preferred Stock.

As of February 28, 2011, Franklin Street was the sole holder of record of the Common Stock and there were 797 holders of record of the Preferred Stock. This computation is based upon the number of record holders reflected in our corporate records. The final sale of Preferred Stock occurred on September 22, 2006 and following that date no further distributions have been or will be declared on the Common Stock. The last Common Stock distribution was declared on September 21, 2006 and was paid on September 29, 2006.

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

Distributions
paid to
Quarter	Preferred
Ended	Stockholders

March 31, 2009	$519,750
June 30, 2009	699,300
September 30, 2009	749,700
December 31, 2009	774,900

March 31, 2010	$999,600
June 30, 2010	1,099,350
September 30, 2010	999,600
December 31, 2010	810,600

The following schedule summarizes tax components of the distributions paid for the years ended December 31:

(dollars in thousands)	2010		2009
	Preferred	%	Preferred	%
Ordinary income	$923	24%	$939	34%
Return of Capital	2,986	76%	1,805	66%
Total	$3,909	100%	$2,744	100%

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

Franklin Street Properties Corp., which we refer to as Franklin Street, is the sole holder of our one share of common stock, $.01 par value per share, which we refer to as the Common Stock, that is issued and outstanding. Between March 2006 and September 2006, FSP Investments LLC (member FINRA and SIPC), a wholly-owned subsidiary of Franklin Street, completed the sale on a best efforts basis of 1,050 shares of our preferred stock, $.01 par value per share, which we refer to as the Preferred Stock. FSP Investments LLC sold the Preferred Stock in a private placement offering to “accredited investors” within the meaning of Regulation D under the Securities Act of 1933. Since the completion of the placement of the Preferred Stock in September 2006, Franklin Street has not been entitled to share in any earnings or dividend related to the Common Stock.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of limited economic growth, including historically high levels of unemployment, the failure and near failure of a number of large financial institutions, reduced liquidity and increased credit risk premiums for a number of market participants. Economic conditions may be affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, recessionary concerns, changes in currency exchange rates, the availability of debt and interest rate fluctuations. We believe that the current state of the U.S. economy has affected real estate values, occupancy levels and property income levels and may continue or worsen in the future. We also believe that the current state of the U.S. economy has negatively impacted our ability to lease vacant space at the Property. At this time, we cannot predict the extent or duration of the negative impact that these disruptions will have on our business and, more specifically, on our efforts to lease currently vacant space.

Real Estate Operations

The Property is occupied by a diverse group of tenants, including financial institutions, energy firms, law firms and other professional service organizations. As of December 31, 2010, the Property was approximately 68% leased and management is aggressively working to lease all vacant space. Management believes that any tenant that leases 10% or more of the Property’s rentable space is material. As of December 31, 2010, Permian Mud Service, Inc., an energy-related firm d/b/a Champion Technologies, leased approximately 78,166 square feet (13%) of the Property’s rentable space through February 2018. Other prominent additional tenants include Phillips & Akers, a Texas professional corporation (law firm), which leases approximately 26,939 square feet (4%) through November 2011 and Allen Boone Humphries Robinson LLP, (law firm), which leases approximately 51,153 square feet (8%) through July 2018. Permian Mud Service, Inc., Phillips & Akers, and Allen Boone Humphries Robinson LLP account for approximately 156,258 square feet (26%) of the rentable area of the Property. Other well-known tenants include Sprint Communications, Lincoln National Life Insurance Company and the NetApp, Inc. There are currently approximately 38 tenants leasing office space at the Property.

Since its completion in 1984, the Property has competed within the office market in Houston, Texas.  Management believes that the Property is still competitive with other office buildings, but given its age, determined at the time of acquisition that it needed improvements in several important areas in order to maintain or enhance its prominent position in the marketplace.  Management believes that such a repositioning could increase the value of the Property and lead to higher future rent and occupancy levels.  The improvements included, among others, remediation of the glass façade and upgrades to the garage, ground floor lobby, ninth floor sky lobby and terrace, streetscape and landscape.  The improvements were substantially completed in June 2009 at a cost of approximately $11.7 million and have received favorable responses from our existing tenants, potential future tenants and the local leasing community.

Conditions, including new leasing activity, at the Property have caused management to make additional improvements at additional cost in order to further enhance the Property. Through December 31, 2010, the Company had incurred additional costs of approximately $2 million to make additional improvements to the Property, including an elevator modernization project (described further below), common corridor upgrades, multi-tenant corridor conversions and the establishment of a fitness center.  If future conditions warrant, management may elect to make additional improvements at additional cost in order to further enhance the Property.

On September 15, 2010, we entered into a $2.8 million dollar contract with Thyssen Krupp Elevator Corporation to modernize 21 elevators serving the Property. Over the years, the increasing costs to maintain and operate the system’s mechanical relay controls, as well as the declining level of performance of the vertical transportation, have warranted the modernization project. The work commenced during the fourth quarter of 2010 and is anticipated to be complete by the end of 2011. Management believes that the elevator modernization project could reduce operating costs, improve the overall performance of elevator service, and provide another positive attribute to entice prospective tenants.

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

Given the amount of space that needs to be leased and the potential for significant tenant improvement allowances and leasing commissions, on December 4, 2008, we entered into a three-year secured promissory note for a revolving line of credit, which we refer to as the Phoenix Revolver, with Franklin Street for up to $15,000,000. Advances under the Phoenix Revolver bear interest at a rate equal to the 30-day LIBOR rate plus 300 basis points (3.26% at December 31, 2010) and each advance thereunder requires a 50 basis point draw fee. The Phoenix Revolver matures on November 30, 2011 and is secured by a mortgage on the Property. We anticipate that the Phoenix Revolver will be replaced or refinanced on or before its maturity date. However, there can be no assurance that we will be able to replace or refinance the Phoenix Revolver on favorable terms or at all. As of December 31, 2010, advances drawn and outstanding under the Phoenix Revolver totaled $6,500,000. For the twelve months ended December 31, 2010 and 2009, the draw fees were $14,500 and $18,000, respectively, and interest expense paid to Franklin Street was approximately $135,000 and $115,000, respectively.

For the three months ended December 31, 2010, we believe that vacancy rates and rental rates for buildings in the Houston office market decreased slightly over third quarter 2010. These trends may continue, worsen or improve in the future. Continuing economic turmoil has slowed the pace of leasing activity in the Houston market and will likely prolong the time it takes to lease the vacant space at the Property. However, management believes that the repositioning of the Property in the marketplace, combined with a dwindling supply of large blocks of available Class A office space in the area, will continue to result in increased inquiries from prospective tenants. Management also believes that the position of the Property within the city’s office market is strong, and management is optimistic that the existing vacant space will ultimately be leased to new tenants.

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

Comparison of the year ended December 31, 2010 to the year ended December 31, 2009.

Revenue

Total revenue decreased $0.2 million to $11.5 million for the year ended December 31, 2010, as compared to $11.7 million for the year ended December 31, 2009. This decrease was primarily attributable to decrease of $0.7 million in base rent which was partially offset by an increase of $0.5 million in recoverable rent revenue.

Expenses

Total expenses increased approximately $1.4 million to $12.5 million for the year ended December 31, 2010 as compared to $11.1 million for the year ended December 31, 2009. This increase was attributable to a $0.2 million increase in rental operating expenses and an increase of $1.2 million in depreciation and amortization.

Liquidity and Capital Resources

Cash and cash equivalents decreased $0.3 million to $4.0 million at December 31, 2010 from $4.3 million at December 31, 2009. The decrease was primarily attributable to $3.3 million provided by operating activities and was offset by $2.6 million used for investing activities and $1.0 million used for financing activities.

As of December 31, 2010, advances drawn under the Phoenix Revolver totaled $6.5 million and the facility matures on November 30, 2011. We also made an additional draw under the Phoenix Revolver in early 2011. We anticipate that the Phoenix Revolvers will be replaced or refinanced on or before its maturity date. However, there can be no assurance that we will be able to replace or refinance the Phoenix Revolver on favorable terms or at all.

Management believes that the existing cash and cash equivalents as of December 31, 2010 of $4.0 million and cash anticipated to be generated internally by operations and borrowings will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash provided by operating activities of $3.3 million is primarily attributable to net loss of approximately $1.0 million, plus non-cash items of $4.7 million consisting primarily of depreciation and amortization and uses arising from other current accounts of $0.1 million which was partially offset by payments of deferred leasing costs of $0.5 million.

Investing Activities

Cash used for investing activities for the year ended December 31, 2010 of approximately $2.6 million was primarily for capital expenditures.

Financing Activities

Cash used for financing activities for the year ended December 31, 2010 of $1.0 million was attributable to the advance on the Phoenix Revolver of $2.9 million and was offset by distributions to stockholders of $3.9 million.

Sources and Uses of Funds

The Company’s principal demands on liquidity are cash for operations, capital expenditures, and distributions to equity holders. As of December 31, 2010, we had approximately $4.2 million in accrued liabilities and $6.5 million in long-term debt. In the near term, liquidity is generated by cash from operations and borrowings.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property for the corresponding month. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the years ended December 31, 2010 and 2009, management fees paid were $165,000 and $117,000, respectively.

On December 4, 2008, we entered into a three-year secured promissory note for a revolving line of credit, which we refer to as the Phoenix Revolver, with Franklin Street for up to $15,000,000. Advances under the Phoenix Revolver bear interest at a rate equal to the 30-day LIBOR rate plus 300 basis points (3.26% and 3.23% at December 31, 2010 and 2009, respectively) and each advance thereunder requires a 50 basis point draw fee. The Phoenix Revolver matures on November 30, 2011 and is secured by a mortgage on the Property. We anticipate that the Phoenix Revolver will be replaced or refinanced on or before its maturity date. However, there can be no assurance that we will be able to replace or refinance the Phoenix Revolver on favorable terms or at all. As of December 31, 2010, advances drawn and outstanding under the Phoenix Revolver totaled $6,500,000. For the years ended December 31, 2010 and 2009, the draw fees were $14,500 and $18,000, respectively, and interest expense paid to Franklin Street was approximately $135,000 and $115,000, respectively.

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

Rental Income Commitments

Our commercial real estate operations consist of the leasing of the Property. Approximate future minimum rental income under non-cancelable operating leases as of December 31, 2010 is:

Year Ending December 31,	Amount (in thousands)

2011	$5,463
2012	4,807
2013	3,648
2014	3,138
2015	2,676
Thereafter	6,594
$26,326

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

The information required by this item is included elsewhere herein and incorporated herein by reference. Reference is made to the Index to Consolidated Financial Statements in Item 15 of Part IV.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report is not required to include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. This report shall not be deemed to be filed for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Information regarding the executive officers and directors of the Company as of February 28, 2011 is set forth below. The biographies of each of the directors below contain information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused our Board of Directors to determine that the person should serve as a director of the Company. In addition, all of our directors bring to our Board executive leadership experience derived from their service as executives of a public company and specifically as an executive of Franklin Street and employee of FSP Investments, a wholly-owned subsidiary of Franklin Street, as well as other key attributes that are important to an effective board: integrity, candor, analytical skills, the willingness to engage management and each other in a constructive and collaborative fashion. In addition, we have included information about each nominee’s specific experience, qualifications, attributes, or skills that led the Board to conclude that he or she should serve as a director of the Company, in light of our business and structure.

George J. Carter, age 62, is President and a director of the Company. Since 1996 he has also been President and Chief Executive Officer and a director of Franklin Street and is responsible for all aspects of the business of Franklin Street and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments. From 1992 through 1996 he was President of Boston Financial Securities, Inc. (“Boston Financial”). Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts. From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing at First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts. Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co. Mr. Carter is a graduate of the University of Miami (B.S.). Mr. Carter is a FINRA General Securities Principal (Series 24) and holds a FINRA Series 7 general securities license and a FINRA Series 79, Investment Banker Registration license.

Barbara J. Fournier, age 55, is the Vice President, Chief Operating Officer, Treasurer and Secretary and a director of the Company. Since 1996, she has also been Chief Operating Officer, Treasurer and Secretary and a director of Franklin Street. In 2008, Ms. Fournier became an Executive Vice President of Franklin Street. Ms. Fournier has as her primary responsibility, together with Mr. Carter, the management of all operating business affairs of Franklin Street and its affiliates. From 1993 through 1996, she was Director of Operations for the private placement division of Boston Financial. Prior to joining Boston Financial, Ms. Fournier served as Director of Operations for Schuparra Securities Corp. and as the Sales Administrator for Weston Financial Group. From 1979 through 1986, Ms. Fournier worked at First Winthrop Corporation in administrative and management capacities, including Office Manager, Securities Operations and Partnership Administration. Ms. Fournier attended Northeastern University and the New York Institute of Finance. Ms. Fournier is a member of the NYSE Amex Listed Company Council. Ms. Fournier is a FINRA General Securities Principal (Series 24). She also holds other FINRA supervisory licenses including Series 4 and Series 53, and a FINRA Series 7 general securities license and a FINRA Series 79, Investment Banker Registration license.

William W. Gribbell, age 51, is an Executive Vice President and a director of the Company. Since 1996, he has been an Executive Vice President of Franklin Street and has as his primary responsibility the direct equity placement of Franklin Street-sponsored investment programs. From 1993 through 1996 he was an executive officer of Boston Financial. From 1989 to 1993, Mr. Gribbell worked at Winthrop Financial Associates. Mr. Gribbell is a graduate of Boston University (B.A.). Mr. Gribbell holds a FINRA Series 7 general securities license and a FINRA Series 79, Investment Banker Registration license.

R. Scott MacPhee, age 53, is an Executive Vice President and a director of the Company. Since 1996, he has been an Executive Vice President of Franklin Street and has as his primary responsibility the direct equity placement of Franklin Street-sponsored investment programs. From 1993 through 1996 he was an executive officer of Boston Financial. From 1985 to 1993, Mr. MacPhee worked at Winthrop Financial Associates. Mr. MacPhee attended American International College. Mr. MacPhee holds a FINRA Series 7 general securities license and a FINRA Series 79, Investment Banker Registration license.

Janet Prier Notopoulos, age 63, is a Vice President and a director of the Company. In addition, she is President of FSP Property Management LLC and an Executive Vice President and a director of Franklin Street and has as her primary responsibility the oversight of the management of the real estate assets of Franklin Street and its affiliates. Prior to joining Franklin Street in 1997, Ms. Notopoulos was a real estate and marketing consultant for various clients. From 1975 to 1983, she was Vice President of North Coast Properties, Inc., a Boston real estate investment company. Between 1969 and 1973, she was a real estate paralegal at Goodwin, Procter & Hoar. Ms. Notopoulos is a graduate of Wellesley College (B.A.) and the Harvard School of Business Administration (M.B.A).

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

Sections 16(a) Beneficial Ownership Reporting Compliance

Based solely on its review of copies of reports filed by the directors and executive officers of the Company pursuant to Section 16(a) of the Exchange Act, the Company believes that during 2010 all filings required to be made by its reporting persons were timely made in accordance with the requirements of the Exchange Act.

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

The following tables set forth the beneficial ownership of the Company’s Common Stock and Preferred Stock as of February 28, 2011 by each holder who beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock, by each director, by each of the Company’s executive officers and by all current directors and executive officers as a group. To the Company’s knowledge, no person or group, other than as set forth below, beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock.

Common Stock	Number of Shares	Percentage of
	Beneficially	Outstanding
Name of Holder	Owned	Common Stock

Franklin Street Properties Corp. (1)	1	100%

George J. Carter(2)	-	0%

Barbara J. Fournier(2)	-	0%

R. Scott MacPhee(2)	-	0%

William W. Gribbell(2)	-	0%

Janet P. Notopoulos(2)	-	0%

All Directors and Executive Officers as a Group (consisting of 5 persons)(2)	-	0%

Preferred Stock	Number of Shares	Percentage of
	Beneficially	Outstanding
Name of Holder	Owned	Preferred Stock

Franklin Street Properties Corp. (1)	48	4.6%

George J. Carter(2)	-	0%

Barbara J. Fournier(2)	-	0%

R. Scott MacPhee(2)	-	0%

William W. Gribbell(2)	-	0%

Janet P. Notopoulos(2)	-	0%

Edward Darman Company Limited Partnership(3)	98	9.33%

All Directors and Executive Officers as a Group (consisting of 5 persons)	-	0%

(1) The address of Franklin Street Properties Corp. is 401 Edgewater Place, Wakefield, Massachusetts 01880.

(2) Each of the Executive Officers is employed by FSP Investments LLC, a subsidiary of Franklin Street Properties Corp. Franklin Street Properties Corp. owns 100% of the issued and outstanding Common Stock of the Company.

(3) Edward Darman is the Chief Executive Officer of Edward Darman Company Limited Partnership, or the Partnership, and, in such capacity, has sole voting and dispositive power over the shares of Preferred Stock held by the Partnership. The address of the Partnership is c/o Saxon Real Estate Partners, 200 Oak Point Drive, Middleboro, Massachusetts 02346-1325.

Equity Compensation Plan Information

The Company does not have any equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Messrs. Carter, MacPhee and Gribbell and Mses. Fournier and Notopoulos, each of whom is an executive officer of the Company, are executive officers of Franklin Street and, except for Messrs. MacPhee and Gribbell, are directors of Franklin Street. None of such persons received any remuneration from the Company for their services.

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as “FSP”. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property for the corresponding month. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the years ended December 31, 2010 and 2009, management fees paid were $165,000 and $117,000, respectively.

On December 4, 2008, we entered into a three-year secured promissory note for a revolving line of credit, which we refer to as the Phoenix Revolver, with Franklin Street for up to $15,000,000. Advances under the Phoenix Revolver bear interest at a rate equal to the 30-day LIBOR rate plus 300 basis points (3.26% at December 31, 2010) and each advance thereunder requires a 50 basis point draw fee. The Phoenix Revolver matures on November 30, 2011 and is secured by a mortgage on the Property. We anticipate that the Phoenix Revolver will be replaced or refinanced on or before its maturity date. However, there can be no assurance that we will be able to replace or refinance the Phoenix Revolver on favorable terms or at all. As of December 31, 2010, advances drawn and outstanding under the Phoenix Revolver totaled $6,500,000. For the twelve months ended December 31, 2010 and 2009, the draw fees were $14,500 and $18,000 and interest expense paid to Franklin Street was approximately $135,000 and $115,000, respectively.

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

Fee Category	2010	2009
Audit Fees (1)	$64,050	$64,050
Audit-Related Fees (2)	—	—
Tax Fees (3)	5,250	5,250
All Other Fees (4)	—	—
Total Fees	$69,300	$69,300

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

(3) Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to the preparation of tax returns, claims for refunds and tax payment-planning services, accounted for $5,250 of the total tax fees incurred in 2010 and 2009.

(4) The Company was not billed by its independent registered public accounting firm in 2010 or 2009 for any other fees.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of March 11, 2011 by the undersigned, thereunto duly authorized.

FSP PHOENIX TOWER CORP.

By:	/s/ George J. Carter
George J. Carter
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Carter	President and Director	March 11, 2011
George J. Carter	(Principal Executive Officer)

/s/ Barbara J. Fournier	Vice President, Chief Operating Officer,	March 11, 2011
Barbara J. Fournier	Treasurer, Secretary and Director
(Principal Financial Officer and Principal
Accounting Officer)

/s/ R. Scott MacPhee	Director, Executive Vice President	March 11, 2011
R. Scott MacPhee

/s/ William W. Gribbell	Director, Executive Vice President	March 11, 2011
William W. Gribbell

/s/ Janet P. Notopoulos	Director, Vice President	March 11, 2011
Janet P. Notopoulos

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to FSP Phoenix Tower Corp.’s Registration Statement on Form 10, as amended (File No. 000-52559)

3.2	By-Laws, incorporated herein by reference to Exhibit 3.2 to FSP Phoenix Tower Corp.’s Registration Statement on Form 10, as amended (File No. 000-52559)

10.1	Permian Mud Service, Inc. d/b/a Champion Technologies Lease, as amended, incorporated herein by reference to Exhibit 10.4 to FSP Phoenix Tower Corp.’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-52559)

10.2	Asset Management Agreement, incorporated herein by reference to Exhibit 10.2 to FSP Phoenix Tower Corp.’s Registration Statement on Form 10, as amended (File No. 000-52559)

10.3	Voting Agreement, incorporated herein by reference to Exhibit 10.3 to FSP Phoenix Tower Corp.’s Registration Statement on Form 10, as amended (File No. 000-52559)

10.4	Secured Promissory Note (Revolving), dated December 4, 2008, from FSP Phoenix Tower Limited Partnership in favor of Franklin Street Properties Corp., incorporated herein by reference to Exhibit 10.1 to FSP Phoenix Tower Corp.’s Current Report on Form 8-K filed on December 9, 2008 (File No. 000-52559)

10.5	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated December 4, 2008, from FSP Phoenix Tower Limited Partnership in favor of Franklin Street Properties Corp., incorporated herein by reference to Exhibit 10.2 to FSP Phoenix Tower Corp.’s Current Report on Form 8-K filed on December 9, 2008 (File No. 000-52559)

21.1	Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21.1 to FSP Phoenix Tower Corp.’s Registration Statement on Form 10, as amended (File No. 000-52559)

31.1	Certification of FSP Phoenix Tower Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of FSP Phoenix Tower Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of FSP Phoenix Tower Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of FSP Phoenix Tower Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
24

FSP Phoenix Tower Corp.

Index to Consolidated Financial Statements

[LETTERHEAD OF BRAVER PC]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders

FSP Phoenix Tower Corp.

Wakefield, Massachusetts

We have audited the accompanying consolidated balance sheets of FSP Phoenix Tower Corp. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FSP Phoenix Tower Corp. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Braver PC

Newton, Massachusetts

March 11, 2011

FSP Phoenix Tower Corp. Consolidated Balance Sheets

	December 31,
(in thousands, except share and par value amounts)	2010	2009

Assets:

Real estate investments, at cost:
Land	$3,300	$3,300
Buildings and improvements	86,557	83,246
Furniture and fixtures	283	259
	90,140	86,805

Less accumulated depreciation	11,834	8,240

Real estate investments, net	78,306	78,565

Acquired real estate leases, net of accumulated amortization of $1,202 and $1,183	764	1,046
Acquired favorable real estate leases, net of accumulated amortization of $317 and $299	197	266
Cash and cash equivalents	4,030	4,314
Tenant rent receivable, less allowance for doubtful accounts
of $5 and $49, respectively	54	179
Step rent receivable	1,789	1,839
Deferred leasing costs, net of accumulated amortization of $938 and $670	1,942	2,227
Prepaid expenses and other assets	373	338

Total assets	$87,455	$88,774

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$4,160	$3,410
Tenant security deposits	240	230
Loan payable - affiliate	6,500	3,600
Acquired unfavorable real estate leases, net of accumulated amortization of $361 and $308	318	397

Total liabilities	11,218	7,637

Commitments and Contingencies:	—	—

Stockholders’ Equity:
Preferred Stock, $.01 par value, 1,050 shares authorized,
issued and outstanding, aggregate liquidation preference $105,000	—	—

Common Stock, $.01 par value, 1 share authorized, issued and outstanding	—	—
Additional paid-in capital	96,188	96,188
Retained earnings and distributions in excess of earnings	(19,951)	(15,051)

Total Stockholders’ Equity	76,237	81,137

Total Liabilities and Stockholders’ Equity	$87,455	$88,774
See accompanying notes to consolidated financial statements.

FSP Phoenix Tower Corp. Consolidated Statements of Operations

	For the Year Ended December 31,
(in thousands, except per share and share amounts)	2010	2009

Revenues:
Rental	$11,494	$11,689

Total revenue	11,494	11,689

Expenses:

Rental operating expenses	6,131	5,880
Real estate taxes and insurance	1,543	1,567
Depreciation and amortization	4,669	3,502
Interest expense	149	133

Total expenses	12,492	11,082

Net income (loss) before interest income	(998)	607

Interest income	7	17

Net income (loss) attributable to preferred stockholders	$(991)	$624

Weighted average number of preferred shares outstanding,
basic and diluted	1,050	1,050

Net income (loss) per preferred share, basic and diluted	$(944)	$594
See accompanying notes to consolidated financial statements

FSP Phoenix Tower Corp. Consolidated Statements of Changes in Stockholders’ Equity For the Years Ended December 31, 2009 and 2010

(in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings and Distributions in Excess of Earnings	Total Stockholders' Equity

Balance, January 1, 2009	$—	$—	$96,188	$(12,931)	$83,257

Distributions - preferred stockholders or $2,613 per preferred share	—	—	—	(2,744)	(2,744)

Net income	—	—	—	624	624

Balance, December 31, 2009	—	—	96,188	(15,051)	81,137

Distributions - preferred stockholders or $3,723 per preferred share	—	—	—	(3,909)	(3,909)

Net loss	—	—	—	(991)	(991)

Balance, December 31, 2010	$—	$—	$96,188	$(19,951)	$76,237
See accompanying notes to consolidated financial statements.

FSP Phoenix Tower Corp. Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2010	2009

Cash flows from operating activities:
Net income (loss)	$(991)	$624
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	4,669	3,502
Amortization of favorable real estate leases	69	79
Amortization of unfavorable real estate leases	(79)	(92)
Bad debt expense	5	43
Changes in operating assets and liabilities:
Tenant rent receivable	120	435
Step rent receivable	50	(629)
Prepaid expenses and other assets	(35)	134
Accounts payable and accrued expenses	(24)	(593)
Tenant security deposits	10	(7)
Payment of deferred leasing costs	(508)	(527)

Net cash provided by operating activities	3,286	2,969

Cash flows from investing activities:
Purchase of real estate assets	(2,561)	(3,113)

Net cash used for investing activities	(2,561)	(3,113)

Cash flows from financing activities:
Distributions to stockholders	(3,909)	(2,744)
Proceeds from loan payable - affiliate	2,900	3,600

Net cash provided by (used for) financing activities	(1,009)	856

Net increase (decrease) in cash and cash equivalents	(284)	712

Cash and cash equivalents, beginning of year	4,314	3,602

Cash and cash equivalents, end of year	$4,030	$4,314

Supplemental disclosure of cash flow information:

Cash paid for interest	$149	$133

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$1,412	$638

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

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows. At December 31, 2010 and 2009, no impairment charges were recorded.

Depreciation expense of $3,594,000 and $2,722,000 is included in Depreciation and Amortization in the Company’s Consolidated Statements of Operations for the years ended December 31, 2010 and 2009, respectively.

FSP Phoenix Tower Corp.

Notes to Consolidated Financial Statements

2.     Summary of Significant Accounting Policies (continued)

ACQUIRED REAL ESTATE LEASES

The acquired real estate leases represent the estimated value of legal and leasing costs related to the acquired leases that were included in the purchase price when the Company acquired the Property. The Company segregates these costs from its investment in real estate. The Company subsequently amortizes these costs on a straight-line basis over the remaining lives of the related leases. Amortization expense of $282,000 and $384,000 is included in Depreciation and Amortization in the Company’s Consolidated Statements of Operations for the years ended December 31, 2010 and 2009, respectively.

Acquired real estate lease costs included in the purchase price of the Property were $4,516,000. Detail of the acquired real estate leases is as follows:

	December 31,
(in thousands)	2010	2009
Cost	$1,966	$2,229
Accumulated amortization	(1,202)	(1,183)
Book value	$764	$1,046

The estimated annual amortization expense for the five years succeeding December 31, 2010 is as follows:

(in thousands)
2011	$243
2012	$182
2013	$153
2014	$133
2015	$53

ACQUIRED FAVORABLE REAL ESTATE LEASES

Acquired favorable real estate leases represents the value related to the lease when the lease payments due under a tenant’s lease exceed the market rate of the lease at the date the Property was acquired. The Company reports this value separately from its investment in real estate. The Company subsequently amortizes this amount on a straight-line basis over the remaining life of the related lease. Amortization of $69,000 and $79,000 is shown as a reduction of rental income in the Company’s Consolidated Statements of Operations for the years ended December 31, 2010 and 2009, respectively.

The acquired favorable real estate lease costs included in the purchase price of the property were $1,568,000. Detail of the acquired favorable real estate leases is as follows:

	December 31,
(in thousands)	2010	2009
Cost	$514	$565
Accumulated amortization	(317)	(299)
Book value	$197	$266

The estimated annual amortization for the four years succeeding December 31, 2010 is as follows:

(in thousands)
2011	$66
2012	$63
2013	$43
2014	$25

FSP Phoenix Tower Corp.

Notes to Consolidated Financial Statements

2.     Summary of Significant Accounting Policies (continued)

ACQUIRED UNFAVORABLE REAL ESTATE LEASES

Acquired unfavorable real estate leases represent the value relating to leases with rents below the market rate at the time of property acquisition. Amortization is computed using the straight-line method over the remaining lives of the related leases. Amortization of $79,000 and $92,000 is included with rental revenue in the Company’s Consolidated Statements of Operations for the years ended December 31, 2010 and 2009, respectively.

The acquired unfavorable real estate lease costs included in the purchase price of the property was $826,000. Detail of the acquired unfavorable real estate leases is as follows:

	December 31
(in thousands)	2010	2009
Cost	$679	$705
Accumulated amortization	(361)	(308)
Book value	$318	$397

The estimated annual amortization for the five years succeeding December 31, 2010 is as follows:

(in thousands)
2011	$75
2012	$75
2013	$67
2014	$66
2015	$35

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

For the years ended December 31, 2010 and 2009, rental income was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

The following tenants represent greater than 10% of rental revenue as of December 31, 2010 and 2009:

Tenant	2010	2009
Permian Mud d/b/a Champion	15%	12%
Allen, Boone and Humphries	12%	10%

FINANCIAL INSTRUMENTS

The Company estimates that the carrying value of cash and cash equivalents and loan payable - affiliate approximate their fair values based on their short-term maturity and prevailing interest rates.

FSP Phoenix Tower Corp.

Notes to Consolidated Financial Statements

2.     Summary of Significant Accounting Policies (continued)

STEP RENT RECEIVABLE

The leases provide for fixed rental increases over the life of the lease. Rental revenue is recognized on the straight-line basis over the related lease term; however, billings by the Company are based on required minimum rentals in accordance with the lease agreements. Step rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, is $1,789,000 and $1,839,000 at December 31, 2010 and 2009, respectively.

TENANT RENT RECEIVABLE

Tenant rent receivable is reported at the amount the Company expects to collect on balances outstanding at year-end. The Company provides an allowance for doubtful accounts based on its estimate of a tenant’s ability to make future rent payments. The computation of this allowance is based in part on the tenants’ payment history and current credit status. Management monitors outstanding balances and tenant relationships and concluded that an allowance of $5,000 and $49,000 as of December 31, 2010 and 2009, respectively, is sufficient.

DEFERRED LEASING COSTS

Deferred leasing commissions represent direct and incremental external leasing costs incurred in the leasing of commercial space. These costs are capitalized and are amortized on a straight-line basis over the terms of the related lease agreement. Amortization expense was $793,000 and $396,000 for the years ended December 31, 2010 and 2009, respectively.

REVENUE RECOGNITION

The Company has retained substantially all of the risks and benefits of ownership of the Company’s commercial property and accounts for its leases as operating leases. Rental income from the leases, which may include rent concessions (including free rent and tenant improvement allowances) and scheduled increases in rental rates during the lease term, is recognized on a straight-line basis. The Company does not have any percentage rent arrangements with its commercial property tenants. Reimbursable costs are included in rental income in the year earned. A schedule showing the components of rental revenue is shown below.

	Year Ended
	December 31,
(in thousands)	2010	2009
Income from leases	$6,018	$5,994
Straight-line rent adjustment	(55)	629
Reimbursable expenses	5,521	5,053
Amortization of favorable leases	(69)	(79)
Amortization of unfavorable leases	79	92

Total	$11,494	$11,689

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

FSP Phoenix Tower Corp.

Notes to Consolidated Financial Statements

2.     Summary of Significant Accounting Policies (continued)

NET INCOME PER SHARE

Basic net income per share of Preferred Stock is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share of Preferred Stock reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at December 31, 2010 and 2009. Subsequent to the completion of the offering of shares of Preferred Stock, the holders of Common Stock are not entitled to share in any income nor in any related dividend.

SUBSEQUENT EVENTS

In preparing these consolidated financial statements the Company evaluated events that occurred through the date of issuance of these financial statements for potential recognition or disclosure.

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

At December 31, 2010, the Company’s net tax basis of its real estate assets was $85,232,000.

The following schedule reconciles net income (loss) to taxable income subject to dividend requirements, which are calculated annually:

	Year Ended December 31,
(in thousands)	2010	2009

Net income (loss)	$(991)	$624

Adjustments:
Book depreciation and amortization	4,669	3,502
Amortization of favorable real estate leases	69	79
Deferred rent	(41)	26
Other adjustments	(49)	43
Tax depreciation and amortization	(3,096)	(2,673)
Amortization of unfavorable real estate leases	(79)	(92)
Straight-line rents	36	(629)
Taxable income	$518	$880

FSP Phoenix Tower Corp.

Notes to Consolidated Financial Statements

3.      Income Taxes (continued)

The following schedule summarizes the tax components of the distributions paid, which are calculated annually, for the years ended December 31:

(dollars in thousands)	2010		2009
	Preferred	%	Preferred	%
Ordinary income	$923	24%	$939	34%
Return of Capital	2,986	76%	1,805	66%

Total	$3,909	100%	$2,744	100%

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

5.      Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property for the corresponding month. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the years ended December 31, 2010 and 2009, management fees paid were $165,000 and $117,000, respectively.

FSP Phoenix Tower Corp.

Notes to Consolidated Financial Statements

5.     Related Party Transactions (continued)

On December 4, 2008, the Company entered into a three-year secured promissory note for a revolving line of credit (the “Phoenix Revolver”) with Franklin Street for up to $15,000,000. Advances under the Phoenix Revolver bear interest at a rate equal to the 30-day LIBOR rate plus 300 basis points (3.26% and 3.23% at December 31, 2010 and 2009, respectively) and each advance thereunder requires a payment of 50 basis point draw fee. The Phoenix Revolver matures on November 30, 2011 and is secured by a mortgage on the Property. The Company anticipates that the Phoenix Revolver will be replaced or refinanced on or before its maturity date. However, there can be no assurance that the Company will be able to replace or refinance the Phoenix Revolver on favorable terms or at all. As of December 31, 2010, advances drawn and outstanding under the Phoenix Revolver totaled $6,500,000. For the years ended December 31, 2010 and 2009, the draw fees were $14,500 and $18,000, respectively, and interest expense paid to Franklin Street was approximately $135,000 and $115,000, respectively.

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

6.      Commitments and Contingencies

The Company, as lessor, has minimum future rentals due under non-cancelable operating leases as follows:

	Year Ending
(in thousands)	December 31,	Amount
	2011	$ 5,463
	2012	4,807
	2013	3,648
	2014	3,138
	2015	2,676
	Thereafter	6,594

		$ 26,326

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

FSP Phoenix Tower Corp.

Notes to Consolidated Financial Statements

6.       Commitments and Contingencies (continued)

Upon acquiring the commercial rental property on February 22, 2006, the Company was assigned a lease agreement to lease parking spaces at an adjacent property for approximately 190 additional uncovered off-site parking spaces. The lease expires on February 28, 2019. Future minimum lease payments payable by the Company are as follows:

	Year Ending
(in thousands)	December 31,	Amount
	2011	$ 194
	2012	194
	2013	194
	2014	194
	2015	194
	Thereafter	614

		$ 1,584

On September 15, 2010, the Company entered into a $2.8 million dollar contract with Thyssen Krupp Elevator Corporation to modernize 21 elevators serving the property. The project commenced during the fourth quarter, and is projected to be completed by the end of 2011. As of December 31, 2010, $1.5 million of work has been completed under the contract.

7.       Segment Reporting

The Company operates in one industry segment – real estate ownership of commercial property. As of December 31, 2010 and 2009 the Company owned and operated a thirty-four story office tower in that one segment.

8.       Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consists of accounts payable, accrued property tax, accrued capital expenditures, deferred rental income and other accrued expenses. A schedule showing these components is as follows:

	December 31,
(in thousands)	2010	2009

Accrued property tax	$1,348	$1,373
Deferred rental income	495	500
Accrued capital expenditures	1,370	546
Accounts payable and other accrued expenses	905	899
Due to tenant - tenant improvements	42	92

Total	$4,160	$3,410

9.     Subsequent Event

On January 26, 2011, the Board of Directors of the Company declared a cash distribution of $749,700 payable on March 1, 2011 to stockholders of record on February 9, 2011.

On January 26, 2011, a $2,100,000 advance was drawn under the Phoenix Revolver.

SCHEDULE III

FSP Phoenix Tower Corp.

Real Estate and Accumulated Depreciation

December 31, 2010

		Initial Cost			Historical Costs
Description	Encumbrances (1)	Land	Buildings Improvements and Equipment	Costs Capitalized (Disposals) Subsequent to Acquisition	Land	Buildings Improvements and Equipment	Total (2)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Depreciable Life (Years)	Date of Acquisition
		(dollars in thousands)
Phoenix Tower, Houston, Texas	$6,500	$3,300	$66,806	$20,034	$3,300	$86,840	$90,140	$11,834	$78,306	5-39	2006

(1) On December 4, 2008, the Company entered into a revolving line of credit (the “Phoenix Revolver”) with Franklin Street Properties Corp. for up to $15,000.

The Phoenix Revolver is secured by a mortgage on the Property. As of December 31, 2010, $6,500 has been advanced under the Phoenix Revolver.

(2) The aggregate cost for Federal Income Tax purposes is $95,398

FSP Phoenix Tower Corp.

The following table summarizes the changes in the Company's real estate investments and accumulated depreciation:

	December 31,	December 31,
(in thousands)	2010	2009

Real estate investments, at cost:
Balance, beginning of year	$86,805	$84,688
Improvements	3,335	2,117

Balance, end of year	$90,140	$86,805

Accumulated depreciation:
Balance, beginning of year	$8,240	$5,518
Depreciation	3,594	2,722

Balance, end of year	$11,834	$8,240

