Form 10-Q
period 2011-03-31
FSP PHOENIX TOWER CORP
filed 2011-05-12
CIK 1354309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

YES [ X ]	NO [ ]

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [ ]	NO [ X ]

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 1,050, each as of April 30, 2011.

FSP Phoenix Tower Corp.

Form 10-Q

Quarterly Report

March 31, 2011

Table of Contents

			Page
Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	2

		Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010	3

		Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010	4

		Notes to Consolidated Financial Statements	5-7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-12

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

	Item 4.	Controls and Procedures	13

Part II.	Other Information

	Item 1.	Legal Proceedings	14

	Item 1A.	Risk Factors	14

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

	Item 3.	Defaults Upon Senior Securities	14

	Item 4.	Removed and Reserved	14

	Item 5.	Other Information	14

	Item 6.	Exhibits	14

Signatures			15

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FSP Phoenix Tower Corp.
Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and par value amounts)	March 31, 2011	December 31, 2010

Assets:

Real estate investments, at cost:
Land	$3,300	$3,300
Building and improvements	88,269	86,557
Furniture and fixtures	429	283
	91,998	90,140

Less accumulated depreciation	12,581	11,834

Real estate investments, net	79,417	78,306

Acquired real estate leases, net of accumulated amortization of $1,264 and $1,202, respectively	702	764
Acquired favorable real estate leases, net of accumulated amortization of $334 and $317, respectively	180	197
Cash and cash equivalents	2,162	4,030
Tenant rent receivables, less allowance for doubtful accounts
of $5 and $5, respectively	145	54
Step rent receivable	1,945	1,789
Deferred leasing costs, net of accumulated amortization of $1,056 and $938, respectively	2,072	1,942
Prepaid expenses and other assets	52	373

Total assets	$86,675	$87,455

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$2,126	$4,160
Tenant security deposits	279	240
Loan payable - affiliate	8,600	6,500
Acquired unfavorable real estate leases, net of accumulated amortization of $380 and $361, respectively	299	318

Total liabilities	11,304	11,218

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred Stock, $.01 par value, 1,050 shares authorized, issued and outstanding at March 31, 2011 and December 31, 2010,
aggregate liquidation preference $105,000	—	—

Common Stock, $.01 par value, 1 share
authorized, issued and outstanding	—	—
Additional paid-in capital	96,188	96,188
Retained earnings and distributions in excess of earnings	(20,817)	(19,951)

Total Stockholders’ Equity	75,371	76,237

Total Liabilities and Stockholders’ Equity	$86,675	$87,455
See accompanying notes to consolidated financial statements.

FSP Phoenix Tower Corp.
Consolidated Statements of Operations
(Unaudited)

	For the
	Three Months Ended
	March 31,
(in thousands, except share and per share amounts)	2011	2010

Revenues:
Rental	$2,691	$3,196

Total revenue	2,691	3,196

Expenses:

Rental operating expenses	1,412	1,498
Real estate taxes and insurance	393	420
Depreciation and amortization	927	904
Interest expense	76	29

Total expenses	2,808	2,851

Net income (loss) before interest income	(117)	345

Interest income	1	2

Net income (loss) attributable to preferred stockholders	$(116)	$347

Weighted average number of preferred shares outstanding,
basic and diluted	1,050	1,050

Net income (loss) per preferred share, basic and diluted	$(110)	$330
See accompanying notes to consolidated financial statements.

FSP Phoenix Tower Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2011	2010

Cash flows from operating activities:
Net income (loss)	$(116)	$347
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities:
Depreciation and amortization	927	904
Amortization of favorable real estate leases	17	20
Amortization of unfavorable real estate leases	(19)	(20)
Increase in bad debt reserve	—	49
Changes in operating assets and liabilities:
Tenant rent receivables	(91)	(45)
Step rent receivable	(156)	(56)
Prepaid expenses and other assets	321	(52)
Accounts payable and accrued expenses	(1,351)	(922)
Tenant security deposits	39	7
Payment of deferred leasing costs	(248)	(54)

Net cash provided by (used for) operating activities	(677)	178

Cash flows from investing activities:
Purchase of real estate assets	(2,541)	(525)

Net cash used for investing activities	(2,541)	(525)

Cash flows from financing activities:
Distributions to stockholders	(750)	(1,000)
Proceeds from loan payable - affiliate	2,100	—

Net cash provided by (used for) financing activities	1,350	(1,000)

Net decrease in cash and cash equivalents	(1,868)	(1,347)

Cash and cash equivalents, beginning of period	4,030	4,314

Cash and cash equivalents, end of period	$2,162	$2,967

Supplemental disclosure of cash flow information:

Cash paid for interest	$76	$29

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$729	$246

See accompanying notes to consolidated financial statements.

FSP Phoenix Tower Corp.

Notes to Consolidated Financial Statements

(Unaudited)

1.   Organization, Basis of Presentation, Real Estate and Depreciation, and Financial Instruments

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

Basis of Presentation

The unaudited consolidated financial statements of the Company include all the accounts of the Company and its wholly owned subsidiaries. These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (the “SEC”).

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other period.

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

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows. At March 31, 2011 and December 31, 2010, no impairment charges were recorded.

FSP Phoenix Tower Corp.

Notes to Consolidated Financial Statements

(Unaudited)

1.   Organization, Basis of Presentation, Real Estate and Depreciation, and Financial Instruments (continued)

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

3.   Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the three months ended March 31, 2011 and 2010, management fees paid were $24,000 and $31,000, respectively.

On December 4, 2008, the Company entered into a three-year secured promissory note for a revolving line of credit (the “Phoenix Revolver”) with Franklin Street for up to $15,000,000. On March 31, 2011, the Phoenix Revolver was amended to extend its maturity date from November 30, 2011 to November 30, 2012 and to increase the interest rate applicable to advances thereunder from the 30-day LIBOR rate plus 300 basis points (3.25% at March 31, 2011) to the 30-day LIBOR rate plus 440 basis points (4.65% at March 31, 2011). The Phoenix Revolver is secured by a mortgage on the Property and each advance thereunder requires payment of a 50 basis point draw fee. The Company anticipates that the Phoenix Revolver will be replaced or refinanced on or before its maturity date. However, there can be no assurance that the Company will be able to replace or refinance the Phoenix Revolver on favorable terms or at all. As of March 31, 2011, advances drawn and outstanding under the Phoenix Revolver totaled $8,600,000. For the three months ended March 31, 2011 and 2010, the draw fees were $10,500 and $0, respectively, and interest expense paid to Franklin Street was approximately $65,000 and $29,000, respectively.

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

FSP Phoenix Tower Corp.

Notes to Consolidated Financial Statements

(Unaudited)

3. Related Party Transactions (continued)

Franklin Street is the sole holder of our one share of Common Stock that is issued and outstanding. Subsequent to the completion of the placement of our Preferred Stock in September 2006, Franklin Street has not been entitled to share in our earnings or any dividend related to the Common Stock.

4. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at March 31, 2011 and 2010.

5.   Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property. The Company owned and operated the Property for all periods presented.

6.   Cash Distributions

The Company’s board of directors declared and paid cash distributions as follows:

Quarter Paid	Distributions Per Preferred Share	Total Distributions

First quarter of 2011	$ 714	$ 749,700

First quarter of 2010	$ 952	$ 999,600

7.   Subsequent Event

The Company’s board of directors declared a cash distribution of $666 per preferred share on April 27, 2011 to the holders of record of the Preferred Stock on May 11, 2011, payable on May 31, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2010. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, economic conditions in the United States and in the market where we own the Property, disruptions in the debt markets, risks of a lessening of demand for the type of real estate owned by us, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

Trends and Uncertainties

  Economic Conditions

The economy in the United States is continuing to experience a period of limited economic growth, including historically high levels of unemployment, the failure and near failure of a number of large financial institutions and increased credit risk premiums for a number of market participants. The broad economic conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, slow growth and/or recessionary concerns, changes in currency exchange rates, geopolitical events, the availability of debt and interest rate fluctuations. We believe that this period of limited economic growth has affected real estate values, occupancy levels and property income levels and may continue or worsen in the future. We also believe that this period of limited economic growth has negatively impacted our ability to lease vacant space at the Property. At this time, we cannot predict the extent or duration of this negative impact on our business and, more specifically, on our efforts to lease currently vacant space.

Real Estate Operations

The Property is occupied by a diverse group of tenants, including financial institutions, energy firms, law firms and other professional service organizations. As of March 31, 2011, the Property was approximately 70% leased and management is aggressively working to lease all vacant space. Management believes that any tenant that leases 10% or more of the Property’s rentable space is material. As of March 31, 2011, Permian Mud Service, Inc., an energy-related firm d/b/a Champion Technologies, leased approximately 78,166 square feet (13%) of the Property’s rentable space through February 2018. Other prominent additional tenants include Phillips & Akers, a Texas professional corporation (law firm), which leases approximately 26,939 square feet (4%) through November 2011 and Allen Boone Humphries Robinson LLP (law firm), which leases approximately 51,153 square feet (8%) through July 2018. Permian Mud Service, Inc., Phillips & Akers, and Allen Boone Humphries Robinson LLP account for approximately 156,258 square feet (26%) of the rentable area of the Property. Other well-known tenants include Sprint Communications, Lincoln National Life Insurance Company and NetApp, Inc. There are currently approximately 38 tenants leasing office space at the Property.

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

Conditions, including new leasing activity, at the Property have caused management to make additional improvements at additional cost in order to further enhance the Property. Through March 31, 2011, the Company had incurred additional costs of approximately $3 million to make additional improvements to the Property, including an elevator modernization project (described further below), common corridor upgrades, multi-tenant corridor conversions and the establishment of a fitness center.  If future conditions warrant, management may elect to make additional improvements at additional cost in order to further enhance the Property.

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

It is difficult for management to predict what will happen to occupancy and rents at the Property because the need for space and the price tenants are willing to pay are tied to both the local economy and to the larger trends in the national economy, such as job growth, interest rates, the availability of credit and corporate earnings, which in turn are tied to even larger macroeconomic and political factors, such as recessionary concerns, volatility in energy pricing and the risk of terrorism. In addition to the difficulty of predicting macroeconomic factors, it is difficult to predict how our local market or tenants (existing and potential) will suffer or benefit from changes in the larger economy. In addition, because the Property is in a single geographical market, these macroeconomic trends may have a different effect on the Property and on its tenants (existing and potential), some of which may operate on a national level. Although we cannot predict how long it will take to lease vacant space at the Property or what the terms and conditions of any new leases will be, we expect to sign new leases at then current market rates which may be below the expiring rates. Until the existing vacancy is re-leased, we could see lower occupancy rates and/or lower dividend yields.

Given the amount of space that needs to be leased and the potential for significant tenant improvement allowances and leasing commissions, on December 4, 2008, we entered into a three-year secured promissory note for a revolving line of credit, which we refer to as the Phoenix Revolver, with Franklin Street for up to $15,000,000. On March 31, 2011, the Phoenix Revolver was amended to extend its maturity date from November 30, 2011 to November 30, 2012 and to increase the interest rate applicable to advances thereunder from the 30-day LIBOR rate plus 300 basis points (3.25% at March 31, 2011) to the 30-day LIBOR rate plus 440 basis points (4.65% at March 31, 2011). The Phoenix Revolver is secured by a mortgage on the Property and each advance thereunder requires payment of a 50 basis point draw fee. We anticipate that the Phoenix Revolver will be replaced or refinanced on or before its maturity date. However, there can be no assurance that we will be able to replace or refinance the Phoenix Revolver on favorable terms or at all. As of March 31, 2011, advances drawn and outstanding under the Phoenix Revolver totaled $8,600,000. For the three months ended March 31, 2011 and 2010, the draw fees were $10,500 and $0, respectively, and interest expense paid to Franklin Street was approximately $65,000 and $29,000, respectively.

During the three months ended March 31, 2011, we believe that vacancy rates decreased slightly (less than 0.5%) and that rental rates remained relatively flat for buildings in the Property’s Houston office submarket. These trends may continue, worsen or improve in the future. Continuing economic turmoil has slowed the pace of leasing activity in the Houston market and will likely prolong the time it takes to lease the vacant space at the Property. However, management believes that the repositioning of the Property in the marketplace, combined with a dwindling supply of large blocks of available Class A office space in the area, will continue to result in increased inquiries from prospective tenants. Management also believes that the position of the Property within the city’s office market is strong, and management is optimistic that the existing vacant space will ultimately be leased to new tenants.

The potential for any of our tenants to default on its lease or to seek the protection of bankruptcy laws exists. If any of our tenants defaults on its lease, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. In addition, at any time, a tenant may seek the protection of bankruptcy laws, which could result in the rejection and termination of such tenant’s lease and thereby cause a reduction in cash available for distribution to our stockholders. Bankruptcy or a material adverse change in the financial condition of a material tenant would likely have a material adverse effect on our results of operations.

Critical Accounting Policies

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and assessments are consistently applied and produce financial information that fairly presents our results of operations.

No changes to our critical accounting policies have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

As of March 31, 2011 the Property was approximately 70% leased to a diverse group of tenants with staggered lease expirations. The largest tenant is Permian Mud Service Inc., an energy-related firm d/b/a Champion Technologies, which leases approximately 78,166 square feet (13%) of the Property’s rentable space through February of 2018.

Comparison of the three months ended March 31, 2011 to the three months ended March 31, 2010.

Revenue

Total revenue decreased by $0.5 million to $2.7 million for the three months ended March 31, 2011, as compared to $3.2 million for the three months ended March 31, 2010. This decrease was primarily attributable to decreases in base rents of $0.4 million and $0.1 million in recoverable income due to decreased occupancy. The majority of the operating expenses, real estate taxes and insurance expenses represent amounts recoverable by the Company.

Expenses

Total expenses decreased by $0.1 million to $2.8 million for the three months ended March 31, 2011, as compared to $2.9 million for the three months ended March 31, 2010. This decrease was predominately attributable to a $0.1 million decrease in rental operating expenses.

Liquidity and Capital Resources

Cash and cash equivalents were $2.2 million at March 31, 2011 and $4.0 million at December 31, 2010. This $1.8 million decrease was attributable to $0.7 million used for operating activities and $2.5 million used for investing activities and was offset by $1.4 million provided by financing activities.

Management believes that the existing cash and cash equivalents as of March 31, 2011 of $2.2 million and cash anticipated to be generated internally by operations and borrowings will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

Cash used for operating activities of $0.7 million for the three months ended March 31, 2011 is primarily attributable to a net loss of $0.1 million, uses arising from other current accounts of $1.2 million and payments of deferred leasing costs of $0.3 million and was offset by the add-back of $0.9 million of non-cash activities which consisted primarily of depreciation and amortization.

Investing Activities

The cash used for investing activities of $2.5 million for the three months ended March 31, 2011 was for capital expenditures.

Financing Activities

The cash provided by financing activities of $1.4 million for the three months ended March 31, 2011 was primarily attributable to the $2.1 million proceeds from the loan payable and was offset by the $0.7 million for the distributions to stockholders.

Sources and Uses of Funds

Our principal demands on liquidity are cash for operations, interest on debt payments and dividends paid to equity holders. As of March 31, 2011, we had approximately $2.1 million in accrued liabilities and $8.6 million in long-term debt. In the near term, liquidity is generated by cash from operations.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

On December 4, 2008, we entered into a three-year secured promissory note for a revolving line of credit, which we refer to as the Phoenix Revolver, with Franklin Street for up to $15,000,000. On March 31, 2011, the Phoenix Revolver was amended to extend its maturity date from November 30, 2011 to November 30, 2012 and to increase the interest rate applicable to advances thereunder from the 30-day LIBOR rate plus 300 basis points (3.25% at March 31, 2011) to the 30-day LIBOR rate plus 440 basis points (4.65% at March 31, 2011). The Phoenix Revolver is secured by a mortgage on the Property and each advance thereunder requires payment of a 50 basis point draw fee. We anticipate that the Phoenix Revolver will be replaced or refinanced on or before its maturity date. However, there can be no assurance that we will be able to replace or refinance the Phoenix Revolver on favorable terms or at all. As of March 31, 2011, advances drawn and outstanding under the Phoenix Revolver totaled $8,600,000. For the three months ended March 31, 2011 and 2010, the draw fees were $10,500 and $0, respectively, and interest expense paid to Franklin Street was approximately $65,000 and $29,000, respectively.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FSP Phoenix Tower Corp.

Date	Signature	Title

Date: May 12, 2011	/s/ George J. Carter George J. Carter	President (Principal Executive Officer)

Date: May 12, 2011	/s/ Barbara J. Fournier Barbara J. Fournier	Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Allonge to Secured Promissory Note (Revolving), dated March 31, 2011, between FSP Phoenix Tower Limited Partnership and Franklin Street Properties Corp., incorporated herein by reference to Exhibit 10.1 to FSP Phoenix Tower Corp.’s Current Report on Form 8-K filed on March 31, 2011 (File No. 000-52559).

31.1	Certification of FSP Phoenix Tower Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of FSP Phoenix Tower Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of FSP Phoenix Tower Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of FSP Phoenix Tower Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

