Form 10-Q
period 2011-06-30
FSP PHOENIX TOWER CORP
filed 2011-08-12
CIK 1354309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2011

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to __________.

Commission File Number: 000-52559

FSP Phoenix Tower Corp.

(Exact name of registrant as specified in its charter)

Delaware	20-3965390
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

YES [X]	NO [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES [X]	NO [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [_]	NO [X]

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 1,050, each as of July 31, 2011.

FSP Phoenix Tower Corp.

Form 10-Q

Quarterly Report

June 30, 2011

Table of Contents

			Page
Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	2

		Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010	3

		Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010	4

		Notes to Consolidated Financial Statements	5-7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-13

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

	Item 4.	Controls and Procedures	14

Part II.	Other Information

	Item 1.	Legal Proceedings	15

	Item 1A.	Risk Factors	15

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

	Item 3.	Defaults Upon Senior Securities	15

	Item 4.	Removed and Reserved	15

	Item 5.	Other Information	15

	Item 6.	Exhibits	15

Signatures			16

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FSP Phoenix Tower Corp. Consolidated Balance Sheets (Unaudited)

(in thousands, except share and par value amounts)	June 30, 2011	December 31, 2010

Assets:

Real estate investments, at cost:
Land	$3,300	$3,300
Building and improvements	89,095	86,557
Furniture and fixtures	437	283
	92,832	90,140

Less accumulated depreciation	13,368	11,834

Real estate investments, net	79,464	78,306

Acquired real estate leases, net of accumulated amortization of $1,326 and $1,202, respectively	640	764
Acquired favorable real estate leases, net of accumulated amortization of $350 and $317, respectively	164	197
Cash and cash equivalents	1,872	4,030
Tenant rent receivables, less allowance for doubtful accounts
of $4 and $5, respectively	129	54
Step rent receivable	2,113	1,789
Deferred leasing costs, net of accumulated amortization of $1,108 and $938, respectively	2,123	1,942
Prepaid expenses and other assets	140	373

Total assets	$86,645	$87,455

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$2,233	$4,160
Tenant security deposits	279	240
Loan payable - affiliate	9,300	6,500
Acquired unfavorable real estate leases, net of accumulated amortization of $398 and $361, respectively	281	318

Total liabilities	12,093	11,218

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred Stock, $.01 par value, 1,050 shares authorized, issued and outstanding at June 30, 2011 and December 31, 2010,
aggregate liquidation preference $105,000	—	—

Common Stock, $.01 par value, 1 share
authorized, issued and outstanding	—	—
Additional paid-in capital	96,188	96,188
Retained earnings and distributions in excess of earnings	(21,636)	(19,951)

Total Stockholders’ Equity	74,552	76,237

Total Liabilities and Stockholders’ Equity	$86,645	$87,455

See accompanying notes to consolidated financial statements.

FSP Phoenix Tower Corp. Consolidated Statements of Operations (Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share amounts)	2011	2010	2011	2010

Revenues:
Rental	$2,690	$2,840	$5,381	$6,036

Total revenue	2,690	2,840	5,381	6,036

Expenses:

Rental operating expenses	1,373	1,684	2,785	3,182
Real estate taxes and insurance	358	364	751	784
Depreciation and amortization	975	1,258	1,902	2,162
Interest expense	104	30	180	59

Total expenses	2,810	3,336	5,618	6,187

Loss before interest income	(120)	(496)	(237)	(151)

Interest income	—	2	1	4

Net loss attributable to preferred stockholders	$(120)	$(494)	$(236)	$(147)

Weighted average number of preferred shares outstanding,
basic and diluted	1,050	1,050	1,050	1,050

Net loss per preferred share, basic and diluted	$(114)	$(470)	$(225)	$(140)

See accompanying notes to consolidated financial statements.

FSP Phoenix Tower Corp. Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2011	2010

Cash flows from operating activities:
Net loss	$(236)	$(147)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	1,902	2,162
Amortization of favorable real estate leases	33	37
Amortization of unfavorable real estate leases	(37)	(40)
Decrease in bad debt reserve	(1)	—
Changes in operating assets and liabilities:
Tenant rent receivables	(74)	(81)
Step rent receivable	(324)	224
Prepaid expenses and other assets	233	(91)
Accounts payable and accrued expenses	(1,086)	(348)
Tenant security deposits	39	28
Payment of deferred leasing costs	(425)	(153)

Net cash provided by operating activities	24	1,591

Cash flows from investing activities:
Purchase of real estate assets	(3,533)	(852)

Net cash used for investing activities	(3,533)	(852)

Cash flows from financing activities:
Distributions to stockholders	(1,449)	(2,099)
Proceeds from loan payable - affiliate	2,800	—

Net cash provided by (used for) financing activities	1,351	(2,099)

Net decrease in cash and cash equivalents	(2,158)	(1,360)

Cash and cash equivalents, beginning of period	4,030	4,314

Cash and cash equivalents, end of period	$1,872	$2,954

Supplemental disclosure of cash flow information:

Cash paid for interest	$180	$49

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$571	$181

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other period.

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

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows. At June 30, 2011 and December 31, 2010, no impairment charges were recorded.

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

3.  Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the six months ended June 30, 2011 and 2010, management fees paid were $51,000 and $61,000, respectively.

On December 4, 2008, the Company entered into a three-year secured promissory note for a revolving line of credit (the “Phoenix Revolver”) with Franklin Street for up to $15,000,000. On March 31, 2011, the Phoenix Revolver was amended to extend its maturity date from November 30, 2011 to November 30, 2012 and to increase the interest rate applicable to advances thereunder from the 30-day LIBOR rate plus 300 basis points to the 30-day LIBOR rate plus 440 basis points (4.59% at June 30, 2011). The Phoenix Revolver is secured by a mortgage on the Property and each advance thereunder requires payment of a 50 basis point draw fee. The Company anticipates that the Phoenix Revolver will be replaced or refinanced on or before its maturity date. However, there can be no assurance that the Company will be able to replace or refinance the Phoenix Revolver on favorable terms or at all. As of June 30, 2011, advances drawn and outstanding under the Phoenix Revolver totaled $9,300,000. For the six months ended June 30, 2011 and 2010, the draw fees were $14,000 and $0, respectively, and interest expense paid to Franklin Street was approximately $166,000 and $59,000, respectively.

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

4.  Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at June 30, 2011 and 2010.

5.  Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property. The Company owned and operated the Property for all periods presented.

6.  Cash Distributions

The Company’s board of directors declared and paid cash distributions as follows:

Quarter Paid	Distributions Per Preferred Share	Total Distributions

First quarter of 2011	$714	$749,700
Second quarter of 2011	$666	$699,300

First quarter of 2010	$952	$999,600
Second quarter of 2010	$1,047	$1,099,350

7.  Subsequent Event

The Company’s board of directors declared a cash distribution of $666 per preferred share on July 26, 2011 to the holders of record of the Preferred Stock on August 9, 2011, payable on August 29, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2010. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, geopolitical events, economic conditions globally, in the United States and in the market where we own the Property, disruptions in the debt markets, risks of a lessening of demand for the type of real estate owned by us, changes in government regulations, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of limited economic growth, including historically high levels of unemployment, the lingering effect from the failure and near failure of a number of large financial institutions and increased credit risk premiums for a number of market participants. The broad economic conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, slow growth and/or recessionary concerns, changes in currency exchange rates, geopolitical events, the availability of debt and interest rate fluctuations. We believe that this period of limited economic growth has affected real estate values, occupancy levels and property income levels and may continue or worsen in the future. We also believe that this period of limited economic growth has negatively impacted our ability to lease vacant space at the Property. At this time, we cannot predict the extent or duration of this negative impact on our business and, more specifically, on our efforts to lease currently vacant space at the Property.

Real Estate Operations

The Property is occupied by a diverse group of tenants, including financial institutions, energy firms, law firms and other professional service organizations. As of June 30, 2011, the Property was approximately 71.5% leased and management is aggressively working to lease all vacant space. Management believes that any tenant that leases 10% or more of the Property’s rentable space is material. As of June 30, 2011, Permian Mud Service, Inc., an energy-related firm d/b/a Champion Technologies, leased approximately 94,798 square feet (15%) of the Property’s rentable space through February 2018. Other prominent additional tenants include Phillips & Akers, a Texas professional corporation (law firm), which leases approximately 20,284 square feet (3%) through November 2011 (of which Phillips & Akers has renewed 12,742 square feet through November 2016) and Allen Boone Humphries Robinson LLP (law firm), which leases approximately 51,153 square feet (8%) through July 2018. Permian Mud Service, Inc., Phillips & Akers, and Allen Boone Humphries Robinson LLP account for approximately 149,603 square feet (24%) of the rentable area of the Property. Other well-known tenants include Sprint Communications, Lincoln National Life Insurance Company and NetApp, Inc. There are currently approximately 40 tenants leasing office space at the Property.

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

Conditions, including new leasing activity, at the Property have caused management to make additional improvements at additional cost in order to further enhance the Property. Through June 30, 2011, the Company had incurred additional costs of approximately $3.5 million to make additional improvements to the Property, including an elevator modernization project (described further below), common corridor upgrades, multi-tenant corridor conversions and the establishment of a fitness center.  If future conditions warrant, management may elect to make additional improvements at additional cost in order to further enhance the Property.

On September 15, 2010, we entered into a $2.8 million dollar contract with Thyssen Krupp Elevator Corporation to modernize 21 elevators serving the Property. Over the years, the increasing costs to maintain and operate the system’s mechanical relay controls, as well as the declining level of performance of the vertical transportation, have warranted the modernization project. The work commenced during the fourth quarter of 2010 and remains on budget and on target to be complete by the end of 2011. Management believes that the elevator modernization project could reduce operating costs, improve the overall performance of elevator service, and provide another positive attribute to entice prospective tenants.

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

Given the amount of space that needs to be leased and the potential for significant tenant improvement allowances and leasing commissions, on December 4, 2008, we entered into a three-year secured promissory note for a revolving line of credit, which we refer to as the Phoenix Revolver, with Franklin Street for up to $15,000,000. On March 31, 2011, the Phoenix Revolver was amended to extend its maturity date from November 30, 2011 to November 30, 2012 and to increase the interest rate applicable to advances thereunder from the 30-day LIBOR rate plus 300 basis points to the 30-day LIBOR rate plus 440 basis points (4.59% at June 30, 2011). The Phoenix Revolver is secured by a mortgage on the Property and each advance thereunder requires payment of a 50 basis point draw fee. We anticipate that the Phoenix Revolver will be replaced or refinanced on or before its maturity date. However, there can be no assurance that we will be able to replace or refinance the Phoenix Revolver on favorable terms or at all. As of June 30, 2011, advances drawn and outstanding under the Phoenix Revolver totaled $9,300,000. For the six months ended June 30, 2011 and 2010, the draw fees were $14,000 and $0, respectively, and interest expense paid to Franklin Street was approximately $166,000 and $59,000, respectively.

During the three months ended June 30, 2011, we believe that vacancy rates and rental rates remained relatively flat for buildings in the Property’s Houston office submarket. These trends may continue, worsen or improve in the future. Continuing economic turmoil has slowed the pace of leasing activity in the Houston market and will likely prolong the time it takes to lease the vacant space at the Property. However, management believes that the repositioning of the Property in the marketplace, combined with a dwindling supply of large blocks of available Class A office space in the area, will continue to result in increased inquiries from prospective tenants. Management also believes that the position of the Property within the city’s office market is strong, and management is optimistic that the existing vacant space will ultimately be leased to new tenants.

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

Results of Operations

As of June 30, 2011 the Property was approximately 71.5% leased to a diverse group of tenants with staggered lease expirations. The largest tenant is Permian Mud Service Inc., an energy-related firm d/b/a Champion Technologies, which leases approximately 94,798 square feet (15%) of the Property’s rentable space through February of 2018.

Comparison of the three months ended June 30, 2011 to the three months ended June 30, 2010.

Revenue

Total revenue decreased by $0.1 million to $2.7 million for the three months ended June 30, 2011, as compared to $2.8 million for the three months ended June 30, 2010. This decrease was primarily attributable to decreases in recoverable rent revenue of $0.2 million which was offset by increases in base rents of $0.1 million. The majority of the operating expenses, real estate taxes and insurance expenses represent amounts recoverable by the Company.

Expenses

Total expenses decreased by $0.5 million to $2.8 million for the three months ended June 30, 2011, as compared to $3.3 million for the three months ended June 30, 2010. This decrease was predominately attributable to a decrease of $0.3 million in rental operating expenses and a $0.3 million in depreciation and amortization and was offset by an increase of $0.1 million in interest expense.

Comparison of the six months ended June 30, 2011 to the six months ended June 30, 2010.

Revenue

Total revenue decreased by $0.6 million to $5.4 million for the six months ended June 30, 2011, as compared to $6.0 million for the six months ended June 30, 2010. This decrease was primarily attributable to decreases in base rents of $0.2 million and decrease in recoverable rent revenue of $0.4 million. The majority of the operating expenses, real estate taxes and insurance expenses represent amounts recoverable by the Company.

Expenses

Total expenses decreased by $0.6 million to $5.6 million for the six months ended June 30, 2011, as compared to $6.2 million for the six months ended June 30, 2010. This decrease was predominately attributable to a decrease of $0.4 million in rental operating expenses and a $0.3 million in depreciation and amortization and was offset by an increase of $0.1 million in interest expense.

Liquidity and Capital Resources

Cash and cash equivalents were $1.9 million at June 30, 2011 and $4.0 million at December 31, 2010. This $2.1 million decrease was primarily attributable to $3.5 million used for investing activities and was offset by $1.4 million provided by financing activities.

Management believes that the existing cash and cash equivalents as of June 30, 2011 of $1.9 million and cash anticipated to be generated internally by operations and borrowings will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

Cash used for operating activities of $24,000 for the six months ended June 30, 2011 is primarily attributable to a net loss of $0.2 million, uses arising from other current accounts of $1.2 million and payments of deferred leasing costs of $0.4 million and was offset by the add-back of $1.9 million of non-cash activities which consisted primarily of depreciation and amortization.

Investing Activities

The cash used for investing activities of $3.5 million for the six months ended June 30, 2011 was for capital expenditures.

Financing Activities

The cash provided by financing activities of $1.4 million for the six months ended June 30, 2011 was primarily attributable to the $2.8 million proceeds from the loan payable and was offset by the $1.4 million for the distributions to stockholders.

Sources and Uses of Funds

Our principal demands on liquidity are cash for operations, interest on debt payments and dividends paid to equity holders. As of June 30, 2011, we had approximately $2.5 million in accrued liabilities and $9.3 million in long-term debt. In the near term, liquidity is generated by cash from operations.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

On December 4, 2008, we entered into a three-year secured promissory note for a revolving line of credit, which we refer to as the Phoenix Revolver with Franklin Street for up to $15,000,000. On March 31, 2011, the Phoenix Revolver was amended to extend its maturity date from November 30, 2011 to November 30, 2012 and to increase the interest rate applicable to advances thereunder from the 30-day LIBOR rate plus 300 basis points to the 30-day LIBOR rate plus 440 basis points (4.59% at June 30, 2011). The Phoenix Revolver is secured by a mortgage on the Property and each advance thereunder requires payment of a 50 basis point draw fee. We anticipate that the Phoenix Revolver will be replaced or refinanced on or before its maturity date. However, there can be no assurance that we will be able to replace or refinance the Phoenix Revolver on favorable terms or at all. As of June 30, 2011, advances drawn and outstanding under the Phoenix Revolver totaled $9,300,000. For the six months ended June 30, 2011 and 2010, the draw fees were $14,000 and $0, respectively, and interest expense paid to Franklin Street was approximately $166,000 and $59,000, respectively.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FSP Phoenix Tower Corp.

Date	Signature	Title

Date: August 12, 2011	/s/ George J. Carter George J. Carter	President (Principal Executive Officer)

Date: August 12, 2011	/s/ Barbara J. Fournier Barbara J. Fournier	Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Second Amendment to Lease Agreement dated May 31, 2011 by and between FSP Phoenix Tower Limited Partnership and Permian Mud Service, Inc., incorporated herein by reference to Exhibit 10.1 to FSP Phoenix Tower Corp.’s Current Report on Form 8-K filed on June 2, 2011 (File No. 000-52559).

31.1*	Certification of FSP Phoenix Tower Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Phoenix Tower Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP Phoenix Tower Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Phoenix Tower Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from FSP Phoenix Tower Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

**

XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.

