Form 10-K
period 2011-12-31
FSP PHOENIX TOWER CORP
filed 2012-03-09
CIK 1354309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_]   No [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [_]   No [X].

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [_].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]   No [_].

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_]   No [X].

As of June 30, 2011, the aggregate fair market value of Common Stock held by non-affiliates of the registrant was $0.

The number of shares of Common Stock outstanding was 1 and the number of shares of Preferred Stock outstanding was 1,050, each as of February 29, 2012.

Documents incorporated by reference: None.

PART I

Item 1.    Business

History

Our company, FSP Phoenix Tower Corp., which individually or together with its subsidiaries, we refer to as the “Company”, “we” or “our”, is a Delaware corporation formed to purchase, own, operate, improve and reposition in the marketplace a thirty-four story multi-tenant office building containing approximately 629,054 rentable square feet of space located on approximately 2.1 acres of land in Houston, Texas, which we refer to as the Property. The Company operates in a manner intended to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

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

Transactions between the Company and Franklin Street and/or its affiliates were entered into without the benefit of arm’s-length bargaining and involved conflicts of interest. Although Franklin Street has sponsored the syndication of other REITs similar to the Company and has in the past acquired some of those REITs, Franklin Street is under no obligation to acquire or to offer to acquire the Company or the outstanding shares of Preferred Stock, and any acquisition transaction would need to be approved by the Company’s stockholders and the boards of directors of Franklin Street and the Company. Please see “Item 13. Certain Relationships and Related Transactions, and Director Independence”.

Our Business

Our sole business is to own, operate, improve and reposition in the marketplace the Property and we do not intend to invest in or purchase any additional properties. We derive rental revenue from income paid to us by the tenants of the Property. Asset and property management services are provided by third parties.

The Property was completed in 1984 and is a 34-story multi-tenant office building containing approximately 629,054 rentable square feet of space located on approximately 2.1 acres of land in Houston, Texas. The Property benefits from a glass-enclosed fully-integrated attached eight-level parking garage designed to accomodate up to 1,649 parking spaces. In addition to approximately 17 on-site surface parking spaces, the Property also has the right to use approximately 190 additional uncovered off-site spaces at an adjacent property pursuant to a lease that expires on February 28, 2019.

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

Conditions, including new leasing activity, at the Property have caused management to make additional improvements at additional cost in order to further enhance the Property. Through December 31, 2011, the Company had incurred additional costs of approximately $3.7 million to make additional improvements to the Property, including an elevator modernization project (described further below), common corridor upgrades, multi-tenant corridor conversions and the establishment of a fitness center.  If future conditions warrant, management may elect to make additional improvements at additional cost in order to further enhance the Property.

On September 15, 2010, we entered into a $2.8 million dollar contract with Thyssen Krupp Elevator Corporation to modernize 21 elevators serving the Property. Over the years, the increasing costs to maintain and operate the system’s mechanical relay controls, as well as the declining level of performance of the vertical transportation, have warranted the modernization project. The work commenced during the fourth quarter of 2010 and was completed on budget and on time at the end of 2011. Management believes that the elevator modernization project could reduce operating costs, improve the overall performance of elevator service, and provide another positive attribute to entice prospective tenants.

The Property is occupied by a diverse group of tenants, including financial institutions, energy firms, law firms and other professional service organizations. As of December 31, 2011, the Property was approximately 82% leased, a 9.8% increase from the prior quarter. Management is aggressively working to lease all vacant space. Management believes that any tenant that leases 10% or more of the Property’s rentable space is material. As of December 31, 2011, Permian Mud Service, Inc., an energy-related firm d/b/a Champion Technologies, leased approximately 95,310 square feet (15%) of the Property’s rentable space through February 2018. Other prominent additional tenants include Allen Boone Humphries Robinson LLP, (law firm), which leases approximately 51,153 square feet (8%) through July 2018 and Thompson and Horton LLP, (law firm), which leases approximately 18,708 square feet (3%) through November 2018. Permian Mud Service, Inc., Allen Boone Humphries Robinson LLP, and Thompson and Horton account for approximately 165,171 square feet (27%) of the rentable area of the Property. Other well-known tenants include Sprint Communications, Lincoln National Life Insurance Company and the NetApp, Inc. There are currently approximately 45 tenants leasing office space at the Property.

On January 12, 2012, we entered into an amendment to the lease with Permian Mud Service, Inc. Pursuant to that amendment, Permian Mud Service, Inc. added approximately 10,131 square feet of space at the Property. The commencement date for the additional premises is expected to be on or about April 1, 2012. The expiration date for the additional premises is February 28, 2018. Accordingly, from and after the commencement date for the additional premises, Permian Mud Service, Inc. will lease an aggregate of approximately 105,441 square feet of space at the Property, or approximately 17% of the Property’s rentable area.

Some of the Property’s leases are structured on a full-service base year system, where tenants reimburse the landlord for operating expenses above an initial base year. However, as of July 2007, for new and renewing leases, management initiated a conversion from full-service base year leases to net leases, where tenants pay annual base net rent, plus the tenant’s proportionate share of operating expenses. Normal operating expenses at the Property include, but are not limited to, maintenance, repairs, real estate taxes, insurance, utilities and management costs. The landlord is generally obligated, at its expense, to maintain and replace, if necessary, all structural components of the Property, including walls, roof, slab and foundation.

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

On February 22, 2012, we sent a special communication to the holders of our Preferred Stock to inform them that our board of directors had made the decision to try to sell the Property. More specifically, we have retained CB Richard Ellis to facilitate a potential sale of the Property. We believe that recent leasing activity at the Property, together with an improving and active Houston office building investment climate, are combining to create a potentially advantageous sales opportunity for the holders of our Preferred Stock. Of course, any sale of the Property would be subject to a number of conditions, including approval by our board of directors, review by the U.S. Securities and Exchange Commission and approval by a majority of the holders of our Preferred Stock.

We have the right to obtain a line of credit as described below.

Revolving Line of Credit

Given the amount of space that needs to be leased and the potential for significant tenant improvement allowances and leasing commissions, on December 4, 2008, we entered into a three-year secured promissory note for a revolving line of credit, which we refer to as the Phoenix Revolver, with Franklin Street for up to $15,000,000. On March 31, 2011, the Phoenix Revolver was amended to extend its maturity date from November 2011 to November 30, 2012 and to increase the interest rate applicable to advances thereunder from the 30-day LIBOR rate plus 300 basis points to the 30-day LIBOR rate plus 440 basis points (4.67% at December 31, 2011). The Phoenix Revolver is secured by a mortgage on the Property and each advance thereunder requires payment of a 50 basis point draw fee. We anticipate that the Phoenix Revolver will be replaced or refinanced on or before its maturity date. However, there can be no assurance that we will be able to replace or refinance the Phoenix Revolver on favorable terms or at all. As of December 31, 2011, advances drawn and outstanding under the Phoenix Revolver totaled $11,000,000. For the years ended December 31, 2011 and 2010, the draw fees were $22,500 and $14,500, respectively, and interest expense paid to Franklin Street was approximately $390,000 and $135,000, respectively.

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

Employees

We had no employees as of December 31, 2011.

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

Item 1A.   Risk Factors

Not applicable.

Item 1B.   Unresolved Staff Comments

Not applicable.

Item 2.    Properties

Set forth below is information regarding the Property as of December 31, 2011:

			Percent
	Date of	Approx.	Leased as	Number	Name of
Property Location	Purchase	Square Feet	of 12/31/11	of Tenants	Major Tenant

3200 Southwest Freeway	02/22/06	629,054	82%	45	Permian Mud Service, Inc.
Houston, TX 77027

We acquired the Property on February 22, 2006 through a limited partnership, all of whose equity interest is owned, directly or indirectly, by the Company. In the opinion of our management, the Property is adequately covered by insurance.

The Property was completed in 1984 and is a 34-story multi-tenant office building containing approximately 629,054 rentable square feet of space located on approximately 2.1 acres of land in Houston, Texas. The Property benefits from a glass-enclosed fully-integrated attached eight-level parking garage designed to accomodate up to 1,649 parking spaces. In addition to approximately 17 on-site surface parking spaces, the Property also has the right to use approximately 190 additional uncovered off-site spaces at an adjacent property pursuant to a lease that expires on February 28, 2019.

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

Conditions, including new leasing activity, at the Property have caused management to make additional improvements at additional cost in order to further enhance the Property. Through December 31, 2011, the Company had incurred additional costs of approximately $3.7 million to make additional improvements to the Property, including an elevator modernization project (described further below), common corridor upgrades, multi-tenant corridor conversions and the establishment of a fitness center.  If future conditions warrant, management may elect to make additional improvements at additional cost in order to further enhance the Property.

On September 15, 2010, we entered into a $2.8 million dollar contract with Thyssen Krupp Elevator Corporation to modernize 21 elevators serving the Property. Over the years, the increasing costs to maintain and operate the system’s mechanical relay controls, as well as the declining level of performance of the vertical transportation, have warranted the modernization project. The work commenced during the fourth quarter of 2010 was completed on time and on budget at the end of 2011. Management believes that the elevator modernization project could reduce operating costs, improve the overall performance of elevator service, and provide another positive attribute to entice prospective tenants.

Below is certain information with respect to the Property’s tenants and leases.

Tenants

The Property is occupied by a diverse group of tenants, including financial institutions, energy firms, law firms and other professional service organizations. As of December 31, 2011, the Property was approximately 82% leased, a 9.8% increase from the prior quarter. Management is aggressively working to lease all vacant space. Management believes that any tenant that leases 10% or more of the Property’s rentable space is material. As of December 31, 2011, Permian Mud Service, Inc., an energy-related firm d/b/a Champion Technologies, leased approximately 95,310 square feet (15%) of the Property’s rentable space through February 2018. Other prominent additional tenants include Allen Boone Humphries Robinson LLP, (law firm), which leases approximately 51,153 square feet (8%) through July 2018 and Thompson and Horton LLP, (law firm), which leases approximately 18,708 square feet (3%) through November 2018. Permian Mud Service, Inc., Allen Boone Humphries Robinson LLP, and Thompson and Horton account for approximately 165,171 square feet (27%) of the rentable area of the Property. Other well-known tenants include Sprint Communications, Lincoln National Life Insurance Company and the NetApp, Inc. There are currently approximately 45 tenants leasing office space at the Property.

On January 12, 2012, we entered into an amendment to the lease with Permian Mud Service, Inc. Pursuant to that amendment, Permian Mud Service, Inc. added approximately 10,131 square feet of space at the Property. The commencement date for the additional premises is expected to be on or about April 1, 2012. The expiration date for the additional premises is February 28, 2018. Accordingly, from and after the commencement date for the additional premises, Permian Mud Service, Inc. will lease an aggregate of approximately 105,441 square feet of space at the Property, or approximately 17% of the Property’s rentable area.

Permian Mud Service, Inc. (d/b/a Champion Technologies)

Champion Technologies is a specialty chemical company that offers innovative and environmentally acceptable solutions to oil and gas production problems. Champion Technologies delivers technical solutions that enhance productivity and improve well economics. The information contained in the preceding sentences is from Champion Technologies’ website and has not been independently verified by us. Additional information is available on Permian Mud Service, Inc.’s website at http://www.permianmud.com or Champion Technologies’ website at http://www.champ-tech.com .

Leases

Some of the Property’s leases are structured on a full-service base year system, where tenants reimburse the landlord for operating expenses above an initial base year. However, as of July 2007, for new and renewing leases, management initiated a conversion from full-service base year leases to net leases, where tenants pay annual base net rent, plus the tenant’s proportionate share of operating expenses. Normal operating expenses at the Property include, but are not limited to, maintenance, repairs, real estate taxes, insurance, utilities and management costs. The landlord is generally obligated, at its expense, to maintain and replace, if necessary, all structural components of the Property, including walls, roof, slab and foundation.

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

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for the Company’s Common Stock or Preferred Stock.

As of February 29, 2012, Franklin Street was the sole holder of record of the Common Stock and there were 797 holders of record of the Preferred Stock. This computation is based upon the number of record holders reflected in our corporate records. The final sale of Preferred Stock occurred on September 22, 2006 and following that date no further distributions have been or will be declared on the Common Stock. The last Common Stock distribution was declared on September 21, 2006 and was paid on September 29, 2006.

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

Distributions
paid to
Quarter	Preferred
Ended	Stockholders

March 31, 2010	$999,600
June 30, 2010	1,099,350
September 30, 2010	999,600
December 31, 2010	810,600

March 31, 2011	$749,700
June 30, 2011	699,300
September 30, 2011	699,300
December 31, 2011	699,300

The following schedule summarizes tax components of the distributions paid for the years ended December 31:

(dollars in thousands)	2011		2010
	Preferred	%	Preferred	%
Ordinary income	$-	0%	$923	24%
Return of Capital	2,847	100%	2,986	76%

Total	$2,847	100%	$3,909	100%

The Company does not have an equity compensation plan or any outstanding stock options or other securities convertible into the Company’s Common Stock.

Item 6.    Selected Financial Data

Not applicable.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Annual Report on Form 10-K may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, economic conditions in the United States and in the market where we own the Property, disruptions in the debt markets, risks of a lessening of demand for the type of real estate owned by us, our ability to lease our vacant space, changes in government regulations and regulatory uncertainty, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

Overview

FSP Phoenix Tower Corp., which we refer to as the Company, is a Delaware corporation formed to purchase, own, operate, improve and reposition in the marketplace a 34-story multi-tenant office building containing approximately 629,054 rentable square feet of space located on approximately 2.1 acres of land in Houston, Texas, which we refer to as the Property. The Property was completed in 1984 and benefits from a glass-enclosed fully-integrated attached eight-level parking garage designed to accomodate up to 1,649 parking spaces. In addition to approximately 17 on-site surface parking spaces, the Property also has the right to use approximately 190 additional uncovered off-site spaces at an adjacent property pursuant to a lease that expires on February 28, 2019.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of limited economic growth, including high levels of unemployment, the failure and near failure of a number of financial institutions and increased credit risk premiums for a number of market participants. Economic conditions may be affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, slow growth and/or recessionary concerns, changes in currency exchange rates, geopolitical events, the regulatory environment and the availability of debt and interest rate fluctuations. Current and future economic factors may negatively affect real estate values, occupancy levels and property income. At this time, we cannot predict the extent or duration of any negative impact that current or future economic factors will have on our business.

Potential Sale of the Property

On February 22, 2012, we sent a special communication to the holders of our Preferred Stock to inform them that our board of directors had made the decision to try to sell the Property. More specifically, we have retained CB Richard Ellis to facilitate a potential sale of the Property. We believe that recent leasing activity at the Property, together with an improving and active Houston office building investment climate, are combining to create a potentially advantageous sales opportunity for the holders of our Preferred Stock. Of course, any sale of the Property would be subject to a number of conditions, including approval by our board of directors, review by the U.S. Securities and Exchange Commission and approval by a majority of the holders of our Preferred Stock.

Real Estate Operations

The Property is occupied by a diverse group of tenants, including financial institutions, energy firms, law firms and other professional service organizations. As of December 31, 2011, the Property was approximately 82% leased, a 9.8% increase from the prior quarter. Management is aggressively working to lease all vacant space. Management believes that any tenant that leases 10% or more of the Property’s rentable space is material. As of December 31, 2011, Permian Mud Service, Inc., an energy-related firm d/b/a Champion Technologies, leased approximately 95,310 square feet (15%) of the Property’s rentable space through February 2018. Other prominent additional tenants include Allen Boone Humphries Robinson LLP, (law firm), which leases approximately 51,153 square feet (8%) through July 2018 and Thompson and Horton LLP, (law firm), which leases approximately 18,708 square feet (3%) through November 2018. Permian Mud Service, Inc., Allen Boone Humphries Robinson LLP, and Thompson and Horton account for approximately 165,171 square feet (27%) of the rentable area of the Property. Other well-known tenants include Sprint Communications, Lincoln National Life Insurance Company and the NetApp, Inc. There are currently approximately 45 tenants leasing office space at the Property.

On January 12, 2012, we entered into an amendment to the lease with Permian Mud Service, Inc. Pursuant to that amendment, Permian Mud Service, Inc. added approximately 10,131 square feet of space at the Property. The commencement date for the additional premises is expected to be on or about April 1, 2012. The expiration date for the additional premises is February 28, 2018. Accordingly, from and after the commencement date for the additional premises, Permian Mud Service, Inc. will lease an aggregate of approximately 105,441 square feet of space at the Property, or approximately 17% of the Property’s rentable area.

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

Conditions, including new leasing activity, at the Property have caused  management to make additional improvements at additional cost in order to further enhance the Property. Through December 31, 2011, the Company had incurred additional costs of approximately $3.7 million to make additional improvements to the Property, including an elevator modernization project (described further below), common corridor upgrades, multi-tenant corridor conversions and the establishment of a fitness center.  If future conditions warrant, management may elect to make additional improvements at additional cost in order to further enhance the Property

On September 15, 2010, we entered into a $2.8 million dollar contract with Thyssen Krupp Elevator Corporation to modernize 21 elevators serving the Property. Over the years, the increasing costs to maintain and operate the system’s mechanical relay controls, as well as the declining level of performance of the vertical transportation, have warranted the modernization project. The work commenced during the fourth quarter of 2010 and was completed on time and on budget at the end of 2011. Management believes that the elevator modernization project could reduce operating costs, improve the overall performance of elevator service, and provide another positive attribute to entice prospective tenants.

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

Given the amount of space that needs to be leased and the potential for significant tenant improvement allowances and leasing commissions, on December 4, 2008, we entered into a three-year secured promissory note for a revolving line of credit, which we refer to as the Phoenix Revolver, with Franklin Street for up to $15,000,000. On March 31, 2011, the Phoenix Revolver was amended to extend its maturity date from November 2011 to November 30, 2012 and to increase the interest rate applicable to advances thereunder from the 30-day LIBOR rate plus 300 basis points to the 30-day LIBOR rate plus 440 basis points (4.67% at December 31, 2011). The Phoenix Revolver is secured by a mortgage on the Property and each advance thereunder requires payment of a 50 basis point draw fee. We anticipate that the Phoenix Revolver will be replaced or refinanced on or before its maturity date. However, there can be no assurance that we will be able to replace or refinance the Phoenix Revolver on favorable terms or at all. As of December 31, 2011, advances drawn and outstanding under the Phoenix Revolver totaled $11,000,000. For the years ended December 31, 2011 and 2010, the draw fees were $22,500 and $14,500, respectively, and interest expense paid to Franklin Street was approximately $390,000 and $135,000, respectively.

For the three months ended December 31, 2011, we believe that vacancy rates decreased slightly and that rental rates remained relatively unchanged for buildings in the Houston office market compared to the third quarter of 2011. These trends may continue, worsen or improve in the future. Continuing economic turmoil has slowed the pace of leasing activity in the Houston market and will likely prolong the time it takes to lease the vacant space at the Property. However, management believes that the repositioning of the Property in the marketplace, combined with a dwindling supply of large blocks of available Class A office space in the area, will continue to result in increased inquiries from prospective tenants. Management also believes that the position of the Property within the city’s office market is strong, and management is optimistic that the existing vacant space will ultimately be leased to new tenants.

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

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and estimates are consistently applied and produce financial information that fairly presents our results of operations. These policies affect our:

•	recognition of rental income and depreciation and amortization expense; and
•	assessment of the carrying values and impairments of long-lived assets.

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

Comparison of the year ended December 31, 2011 to the year ended December 31, 2010.

Revenue

Total revenue decreased $0.1 million to $11.4 million for the year ended December 31, 2011, as compared to $11.5 million for the year ended December 31, 2010. This decrease was primarily attributable to a decrease of $0.1 million in base rent.

Expenses

Total expenses decreased approximately $0.8 million to $11.7 million for the year ended December 31, 2011 as compared to $12.5 million for the year ended December 31, 2010. This decrease was attributable to a $0.2 million decrease in rental operating expenses and a decrease of $0.9 million in depreciation and amortization and was offset by an increase of $0.3 million in interest expense.

Liquidity and Capital Resources

Cash and cash equivalents decreased $1.2 million to $2.8 million at December 31, 2011 from $4.0 million at December 31, 2010. The decrease was primarily attributable to $4.7 million used for investing activities and was offset by $1.8 million provided by operating activities and $1.7 million provided by financing activities.

As of December 31, 2011, advances drawn under the Phoenix Revolver totaled $11.0 million and the facility matures on November 30, 2012. We anticipate that the Phoenix Revolver will be replaced or refinanced on or before its maturity date. However, there can be no assurance that we will be able to replace or refinance the Phoenix Revolver on favorable terms or at all.

Management believes that the existing cash and cash equivalents as of December 31, 2011 of $2.8 million and cash anticipated to be generated internally by operations and borrowings will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

The cash provided by operating activities of $1.8 million is primarily attributable to net loss of approximately $0.3 million, uses arising from other current accounts of $0.3 million and payments of deferred leasing costs of $1.4 million and was offset by the add-back of $3.8 million of non-cash activities which consisted primarily of depreciation and amortization.

Investing Activities

Cash used for investing activities for the year ended December 31, 2011 of approximately $4.7 million was primarily for capital expenditures.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2011 of $1.7 million was attributable to the advance on the Phoenix Revolver of $4.5 million and was offset by distributions to stockholders of $2.8 million.

Sources and Uses of Funds

The Company’s principal demands on liquidity are cash for operations, capital expenditures, and distributions to equity holders. As of December 31, 2011, we had approximately $3.3 million in accrued liabilities and $11.0 million in long-term debt. In the near term, liquidity is generated by cash from operations and borrowings.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property for the corresponding month. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the years ended December 31, 2011 and 2010, management fees paid were $108,000 and $165,000, respectively.

On December 4, 2008, we entered into a three-year secured promissory note for a revolving line of credit, which we refer to as the Phoenix Revolver, with Franklin Street for up to $15,000,000. On March 31, 2011, the Phoenix Revolver was amended to extend its maturity date from November 30, 2011 to November 30, 2012 and to increase the interest rate applicable to advances thereunder from the 30-day LIBOR rate plus 300 basis points to the 30-day LIBOR rate plus 440 basis points (4.67% at December 31, 2011). The Phoenix Revolver is secured by a mortgage on the Property and each advance thereunder requires payment of a 50 basis point draw fee. We anticipate that the Phoenix Revolver will be replaced or refinanced on or before its maturity date. However, there can be no assurance that we will be able to replace or refinance the Phoenix Revolver on favorable terms or at all. As of December 31, 2011, advances drawn and outstanding under the Phoenix Revolver totaled $11,000,000. For the years ended December 31, 2011 and 2010, the draw fees were $22,500 and $14,500, respectively, and interest expense paid to Franklin Street was approximately $390,000 and $135,000, respectively.

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

Rental Income Commitments

Our commercial real estate operations consist of the leasing of the Property. Approximate future minimum rental income under non-cancelable operating leases as of December 31, 2011 is:

Year Ending December 31,	Amount (in thousands)

2012	$ 5,999
2013	5,527
2014	5,026
2015	4,469
2016	4,287
Thereafter	8,239
$ 33,547

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report is not required to include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. This report shall not be deemed to be filed for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Information regarding the executive officers and directors of the Company as of February 29, 2012 is set forth below. The biographies of each of the directors below contain information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused our Board of Directors to determine that the person should serve as a director of the Company. In addition, all of our directors bring to our Board executive leadership experience derived from their service as executives of a public company and specifically as an executive of Franklin Street, as well as other key attributes that are important to an effective board: integrity, candor, analytical skills, the willingness to engage management and each other in a constructive and collaborative fashion. In addition, we have included information about each nominee’s specific experience, qualifications, attributes, or skills that led the Board to conclude that he or she should serve as a director of the Company, in light of our business and structure.

George J. Carter, age 63, is President and a director of the Company. Since 1996 he has also been President and Chief Executive Officer and a director of Franklin Street and is responsible for all aspects of the business of Franklin Street and its affiliates, with special emphasis on the evaluation, acquisition and structuring of real estate investments. From 1992 through 1996 he was President of Boston Financial Securities, Inc., or Boston Financial. Prior to joining Boston Financial, Mr. Carter was owner and developer of Gloucester Dry Dock, a commercial shipyard in Gloucester, Massachusetts. From 1979 to 1988, Mr. Carter served as Managing Director in charge of marketing at First Winthrop Corporation, a national real estate and investment banking firm headquartered in Boston, Massachusetts. Prior to that, he held a number of positions in the brokerage industry including those with Merrill Lynch & Co. and Loeb Rhodes & Co. Mr. Carter is a graduate of the University of Miami (B.S.). Mr. Carter is a FINRA General Securities Principal (Series 24) and holds a FINRA Series 7 general securities license and a FINRA Series 79, Investment Banker Registration license.

Barbara J. Fournier, age 56, is the Vice President, Chief Operating Officer, Treasurer and Secretary and a director of the Company. Since 1996, she has also been Chief Operating Officer, Treasurer and Secretary and a director of Franklin Street. In 2008, Ms. Fournier became an Executive Vice President of Franklin Street. Ms. Fournier has as her primary responsibility, together with George J. Carter, the management of all operating business affairs of Franklin Street and its affiliates. From 1993 through 1996, she was Director of Operations for the private placement division of Boston Financial. Prior to joining Boston Financial, Ms. Fournier served as Director of Operations for Schuparra Securities Corp. and as the Sales Administrator for Weston Financial Group. From 1979 through 1986, Ms. Fournier worked at First Winthrop Corporation in administrative and management capacities, including Office Manager, Securities Operations and Partnership Administration. Ms. Fournier attended Northeastern University and the New York Institute of Finance. Ms. Fournier is a member of the NYSE Amex Listed Company Council. Ms. Fournier participates in corporate governance-related continuing education sessions offered by the NYSE affiliate, Corporate Board Member. Ms. Fournier is a FINRA General Securities Principal (Series 24). She also holds other FINRA supervisory licenses including Series 4 and Series 53, and a FINRA Series 7 general securities license, a FINRA Series 99, Operations Professional license and a FINRA Series 79, Investment Banker Registration license.

Janet Prier Notopoulos, age 64, is a Vice President and a director of the Company. In addition, she is President of FSP Property Management LLC and an Executive Vice President and a director of Franklin Street and has as her primary responsibility the oversight of the management of the real estate assets of Franklin Street and its affiliates. Prior to joining Franklin Street in 1997, Ms. Notopoulos was a real estate and marketing consultant for various clients. From 1975 to 1983, she was Vice President of North Coast Properties, Inc., a Boston real estate investment company. Between 1969 and 1973, she was a real estate paralegal at Goodwin, Procter & Hoar. Ms. Notopoulos is a graduate of Wellesley College (B.A.) and the Harvard School of Business Administration (M.B.A).

Jeffrey B. Carter, age 40, is a Vice President and a director of the Company, and is George J. Carter's son. In addition, he is an Executive Vice President and Chief Investment Officer of Franklin Street. Prior to joining Franklin Street in 1998, Mr. Carter worked in Trust Administration for Northern Trust Bank in Miami, Florida. Mr. Carter is a graduate of Arizona State University (B.A.) and The George Washington University (M.A.). Mr. Carter holds a FINRA Series 7 general securities license and a FINRA Series 79, Investment Banker Registration license.

Each of our directors holds office from the time of his or her election until the next annual meeting and until a successor is elected and qualified, or until such director’s earlier death, resignation or removal. Except for Jeffrey B. Carter, who became a director in December 2011, each of the above persons has been associated with us in the positions described above since our inception in 2005. Each of them is an employee of Franklin Street, which is the sole owner of the Common Stock. Each of our officers serves in that capacity at the request of Franklin Street.

Each of our directors also serve as directors of FSP Galleria North Corp., FSP 50 South Tenth Street Corp. and FSP 303 East Wacker Drive Corp., which are public reporting companies sponsored by Franklin Street. In their capacities as directors of FSP Galleria North Corp., FSP 50 South Tenth Street Corp. and FSP 303 East Wacker Drive Corp., each holds office from the time of his or her election until the next annual meeting and until a successor is elected and qualified, or until such director's earlier death, resignation or removal.

Sections 16(a) Beneficial Ownership Reporting Compliance

Based solely on its review of copies of reports filed by the directors and executive officers of the Company pursuant to Section 16(a) of the Exchange Act, the Company believes that during 2011 all filings required to be made by its reporting persons were timely made in accordance with the requirements of the Exchange Act.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the beneficial ownership of the Company’s Common Stock and Preferred Stock as of February 29, 2012 by each holder who beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock, by each director, by each of the Company’s executive officers and by all current directors and executive officers as a group. To the Company’s knowledge, no person or group, other than as set forth below, beneficially owns more than five percent of the Company’s Common Stock or Preferred Stock.

Common Stock	Number of Shares	Percentage of
	Beneficially	Outstanding
Name of Holder	Owned	Common Stock

Franklin Street Properties Corp. (1)	1	100%

George J. Carter(2)	-	0%

Barbara J. Fournier(2)	-	0%

Jeffrey B. Carter(2)	-	0%

Janet P. Notopoulos(2)	-	0%

All Directors and Executive Officers as a Group (consisting of 4 persons)(2)	-	0%

Preferred Stock	Number of Shares	Percentage of
	Beneficially	Outstanding
Name of Holder	Owned	Preferred Stock

Franklin Street Properties Corp. (1)	48	4.6%

George J. Carter(2)	-	0%

Barbara J. Fournier(2)	-	0%

Jeffrey B. Carter(2)	-	0%

Janet P. Notopoulos(2)	-	0%

Edward Darman Company Limited Partnership(3)	98	9.33%

All Directors and Executive Officers as a Group (consisting of 4 persons)	-	0%

(1)	The address of Franklin Street Properties Corp. is 401 Edgewater Place, Wakefield, Massachusetts 01880.
(2)	Each of the Executive Officers is employed by Franklin Street Properties Corp. Franklin Street Properties Corp. owns 100% of the issued and outstanding Common Stock of the Company.
(3)	Edward Darman is the Chief Executive Officer of Edward Darman Company Limited Partnership, or the Partnership, and, in such capacity, has sole voting and dispositive power over the shares of Preferred Stock held by the Partnership. The address of the Partnership is c/o Saxon Real Estate Partners, 200 Oak Point Drive, Middleboro, Massachusetts 02346-1325.

Equity Compensation Plan Information

The Company does not have any equity compensation plans.

Item 13.    Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

George J. Carter, Barbara J. Fournier, Janet P. Notopoulos and Jeffrey B. Carter, each of whom is an executive officer of the Company, are executive officers of Franklin Street and, except for Jeffrey B. Carter, are directors of Franklin Street. Jeffrey B. Carter is George J. Carter’s son. None of such persons received any remuneration from the Company for their services.

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as “FSP”. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property for the corresponding month. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the years ended December 31, 2011 and 2010, management fees paid were $108,000 and $165,000, respectively.

On December 4, 2008, we entered into a three-year secured promissory note for a revolving line of credit, which we refer to as the Phoenix Revolver, with Franklin Street for up to $15,000,000. On March 31, 2011, the Phoenix Revolver was amended to extend its maturity date from November 2011 to November 30, 2012 and to increase the interest rate applicable to advances thereunder from the 30-day LIBOR rate plus 300 basis points to the 30-day LIBOR rate plus 440 basis points (4.67% at December 31, 2011). The Phoenix Revolver is secured by a mortgage on the Property and each advance thereunder requires payment of a 50 basis point draw fee. We anticipate that the Phoenix Revolver will be replaced or refinanced on or before its maturity date. However, there can be no assurance that we will be able to replace or refinance the Phoenix Revolver on favorable terms or at all. As of December 31, 2011, advances drawn and outstanding under the Phoenix Revolver totaled $11,000,000. For the years ended December 31, 2011 and 2010, the draw fees were $22,500 and $14,500, respectively, and interest expense paid to Franklin Street was approximately $390,000 and $135,000, respectively.

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

Fee Category	2011	2010
Audit Fees (1)	$64,050	$64,050
Audit-Related Fees (2)	-	-
Tax Fees (3)	5,250	5,250
All Other Fees (4)	-	-
Total Fees	$69,300	$69,300

(1)	Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees”.
(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to the preparation of tax returns, claims for refunds and tax payment-planning services, accounted for $5,250 of the total tax fees incurred in 2011 and 2010.
(4)	The Company was not billed by its independent registered public accounting firm in 2011 or 2010 for any other fees.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf as of March 9, 2012 by the undersigned, thereunto duly authorized.

FSP PHOENIX TOWER CORP.

By:    /s/ George J. Carter

George J. Carter

President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Carter George J. Carter	President and Director (Principal Executive Officer)	March 9, 2012

/s/ Barbara J. Fournier Barbara J. Fournier	Vice President, Chief Operating Officer, Treasurer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)	March 9, 2012

/s/ Janet P. Notopoulos Janet P. Notopoulos	Director, Vice President	March 9, 2012

/s/ Jeffrey B. Carter Jeffrey B. Carter	Director, Vice President	March 9, 2012

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to FSP Phoenix Tower Corp.’s Registration Statement on Form 10, as amended (File No. 000-52559)

3.2	By-Laws, incorporated herein by reference to Exhibit 3.2 to FSP Phoenix Tower Corp.’s Registration Statement on Form 10, as amended (File No. 000-52559)

10.1	Permian Mud Service, Inc. d/b/a Champion Technologies Lease, as amended, incorporated herein by reference to Exhibit 10.4 to FSP Phoenix Tower Corp.’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-52559), incorporated herein by reference to Exhibit 10.1 to FSP Phoenix Tower Corp.’s Current Report on Form 8-K filed on June 2, 2011 (File No. 000-52559), incorporated herein by reference to Exhibit 10.1 to FSP Phoenix Tower Corp.’s Current Report on Form 8-K filed on January 12, 2012 (File No. 000-52559)

10.2	Asset Management Agreement, incorporated herein by reference to Exhibit 10.2 to FSP Phoenix Tower Corp.’s Registration Statement on Form 10, as amended (File No. 000-52559)

10.3	Voting Agreement, incorporated herein by reference to Exhibit 10.3 to FSP Phoenix Tower Corp.’s Registration Statement on Form 10, as amended (File No. 000-52559)

10.4	Secured Promissory Note (Revolving), dated December 4, 2008, as amended, from FSP Phoenix Tower Limited Partnership in favor of Franklin Street Properties Corp., incorporated herein by reference to Exhibit 10.1 to FSP Phoenix Tower Corp.’s Current Report on Form 8-K filed on December 9, 2008 (File No. 000-52559), incorporated herein by reference to Exhibit 10.1 to FSP Phoenix Tower Corp.’s Current Report on Form 8-K filed on March 31, 2011 (File No. 000-52559)

10.5	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated December 4, 2008, from FSP Phoenix Tower Limited Partnership in favor of Franklin Street Properties Corp., incorporated herein by reference to Exhibit 10.2 to FSP Phoenix Tower Corp.’s Current Report on Form 8-K filed on December 9, 2008 (File No. 000-52559)

21.1	Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21.1 to FSP Phoenix Tower Corp.’s Registration Statement on Form 10, as amended (File No. 000-52559)

31.1*	Certification of FSP Phoenix Tower Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of FSP Phoenix Tower Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of FSP Phoenix Tower Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of FSP Phoenix Tower Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from FSP Phoenix Tower Corp.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

**	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.

FSP Phoenix Tower Corp.

Index to Consolidated Financial Statements

[LETTERHEAD OF BRAVER PC]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders

FSP Phoenix Tower Corp.

Wakefield, Massachusetts

We have audited the accompanying consolidated balance sheets of FSP Phoenix Tower Corp. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FSP Phoenix Tower Corp. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Braver PC

Needham, Massachusetts

March 9, 2012

FSP Phoenix Tower Corp.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and par value amounts)	2011	2010

Assets:

Real estate investments, at cost:
Land	$3,300	$3,300
Buildings and improvements	90,073	86,557
Furniture and fixtures	436	283
	93,809	90,140

Less accumulated depreciation	14,936	11,834

Real estate investments, net	78,873	78,306

Acquired real estate leases, net of accumulated amortization of $1,059 and $1,202, respectively	521	764
Acquired favorable real estate leases, net of accumulated amortization of $371 and $317, respectively	131	197
Cash and cash equivalents	2,805	4,030
Tenant rent receivable, less allowance for doubtful accounts of $4 and $5, respectively	80	54
Step rent receivable	2,301	1,789
Deferred leasing costs, net of accumulated amortization of $1,341 and $938, respectively	2,852	1,942
Prepaid expenses and other assets	96	373

Total assets	$87,659	$87,455

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$2,965	$4,160
Tenant security deposits	368	240
Loan payable - affiliate	11,000	6,500
Acquired unfavorable real estate leases, net of accumulated amortization of $436 and $361, respectively	243	318

Total liabilities	14,576	11,218

Commitments and Contingencies:	-	-

Stockholders’ Equity:
Preferred Stock, $.01 par value, 1,050 shares authorized,
issued and outstanding, aggregate liquidation preference $105,000	-	-

Common Stock, $.01 par value, 1 share
authorized, issued and outstanding	-	-
Additional paid-in capital	96,188	96,188
Retained earnings and distributions in excess of earnings	(23,105)	(19,951)

Total Stockholders’ Equity	73,083	76,237

Total Liabilities and Stockholders’ Equity	$87,659	$87,455
See accompanying notes to consolidated financial statements.

FSP Phoenix Tower Corp.
Consolidated Statements of Operations

	For the Year Ended December 31,
(in thousands, except per share and share amounts)	2011	2010

Revenues:
Rental	$11,372	$11,494

Total revenue	11,372	11,494

Expenses:

Rental operating expenses	5,901	6,131
Real estate taxes and insurance	1,525	1,543
Depreciation and amortization	3,842	4,669
Interest expense	412	149

Total expenses	11,680	12,492

Net loss before interest income	(308)	(998)

Interest income	1	7

Net loss attributable to preferred stockholders	$(307)	$(991)

Weighted average number of preferred shares outstanding,
basic and diluted	1,050	1,050

Net loss per preferred share, basic and diluted	$(292)	$(944)
See accompanying notes to consolidated financial statements.

FSP Phoenix Tower Corp.
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2010 and 2011

(in thousands, except per share amounts)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings and Distributions in Excess of Earnings	Total Stockholders' Equity

Balance, January 1, 2010	$-	$-	$96,188	$(15,051)	$81,137

Distributions - preferred stockholders	-	-	-	(3,909)	(3,909)
or $3,723 per preferred share

Net loss	-	-	-	(991)	(991)

Balance, December 31, 2010	-	-	96,188	(19,951)	76,237

Distributions - preferred stockholders	-	-	-	(2,847)	(2,847)
or $2,712 per preferred share

Net loss	-	-	-	(307)	(307)

Balance, December 31, 2011	$-	$-	$96,188	$(23,105)	$73,083
See accompanying notes to consolidated financial statements.

FSP Phoenix Tower Corp.
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(in thousands)	2011	2010

Cash flows from operating activities:
Net loss	$(307)	$(991)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	3,842	4,669
Amortization of favorable real estate leases	66	69
Amortization of unfavorable real estate leases	(75)	(79)
Bad debt expense (recovery)	(1)	5
Changes in operating assets and liabilities:
Tenant rent receivable	(25)	120
Step rent receivable	(512)	50
Prepaid expenses and other assets	277	(35)
Accounts payable and accrued expenses	(193)	(24)
Tenant security deposits	128	10
Payment of deferred leasing costs	(1,407)	(508)

Net cash provided by operating activities	1,793	3,286

Cash flows from investing activities:
Purchase of real estate assets	(4,671)	(2,561)

Net cash used for investing activities	(4,671)	(2,561)

Cash flows from financing activities:
Distributions to stockholders	(2,847)	(3,909)
Proceeds from loan payable - affiliate	4,500	2,900

Net cash provided by (used for) financing activities	1,653	(1,009)

Net decrease in cash and cash equivalents	(1,225)	(284)

Cash and cash equivalents, beginning of year	4,030	4,314

Cash and cash equivalents, end of year	$2,805	$4,030

Supplemental disclosure of cash flow information:

Cash paid for interest	$412	$149

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$410	$1,412

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

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows. At December 31, 2011 and 2010, no impairment charges were recorded.

Depreciation expense of $3,102,000 and $3,594,000 is included in Depreciation and Amortization in the Company’s Consolidated Statements of Operations for the years ended December 31, 2011 and 2010, respectively.

FSP Phoenix Tower Corp.

Notes to Consolidated Financial Statements

2.    Summary of Significant Accounting Policies (continued)

ACQUIRED REAL ESTATE LEASES

The acquired real estate leases represent the estimated value of legal and leasing costs related to the acquired leases that were included in the purchase price when the Company acquired the Property. The Company segregates these costs from its investment in real estate. The Company subsequently amortizes these costs on a straight-line basis over the remaining lives of the related leases. Amortization expense of $243,000 and $282,000 is included in Depreciation and Amortization in the Company’s Consolidated Statements of Operations for the years ended December 31, 2011 and 2010, respectively.

Acquired real estate lease costs included in the purchase price of the Property were $4,516,000. Detail of the acquired real estate leases is as follows:

	December 31,
(in thousands)	2011	2010
Cost	$1,580	$1,966
Accumulated amortization	(1,059)	(1,202)
Book value	$521	$764

The estimated annual amortization expense for the four years succeeding December 31, 2011 is as follows:

(in thousands)
2012	$ 182
2013	$ 153
2014	$ 133
2015	$ 53

ACQUIRED FAVORABLE REAL ESTATE LEASES

Acquired favorable real estate leases represents the value related to the lease when the lease payments due under a tenant’s lease exceed the market rate of the lease at the date the Property was acquired. The Company reports this value separately from its investment in real estate. The Company subsequently amortizes this amount on a straight-line basis over the remaining life of the related lease. Amortization of $66,000 and $69,000 is shown as a reduction of rental income in the Company’s Consolidated Statements of Operations for the years ended December 31, 2011 and 2010, respectively.

The acquired favorable real estate lease costs included in the purchase price of the property were $1,568,000. Detail of the acquired favorable real estate leases is as follows:

	December 31,
(in thousands)	2011	2010
Cost	$502	$514
Accumulated amortization	(371)	(317)
Book value	$131	$197

The estimated annual amortization expense for the three years succeeding December 31, 2011 is as follows:

(in thousands)
2012	$ 63
2013	$ 43
2014	$ 25

FSP Phoenix Tower Corp.

Notes to Consolidated Financial Statements

2.    Summary of Significant Accounting Policies (continued)

ACQUIRED UNFAVORABLE REAL ESTATE LEASES

Acquired unfavorable real estate leases represent the value relating to leases with rents below the market rate at the time of property acquisition. Amortization is computed using the straight-line method over the remaining lives of the related leases. Amortization of $75,000 and $79,000 is included with rental revenue in the Company’s Consolidated Statements of Operations for the years ended December 31, 2011 and 2010, respectively.

The acquired unfavorable real estate lease costs included in the purchase price of the property was $826,000. Detail of the acquired unfavorable real estate leases is as follows:

	December 31
(in thousands)	2011	2010
Cost	$679	$679
Accumulated amortization	(436)	(361)
Book value	$243	$318

The estimated annual amortization for the four years succeeding December 31, 2011 is as follows:

(in thousands)
2012	$ 75
2013	$ 67
2014	$ 66
2015	$ 35

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

For the years ended December 31, 2011 and 2010, rental income was derived from various tenants. As such, future receipts are dependent upon the financial strength of the lessees and their ability to perform under the lease agreements.

The following tenants represent greater than 10% of rental revenue as of December 31, 2011 and 2010:

Tenant	2011	2010
Permian Mud d/b/a Champion	16%	15%
Allen, Boone and Humphries	11%	12%

On January 12, 2012, the Company entered into an amendment to the lease with Permian Mud Service, Inc. Pursuant to that amendment, Permian Mud Service, Inc. added approximately 10,131 square feet of space at the Property. The commencement date for the additional premises is expected to be on or about April 1, 2012. The expiration date for the additional premises is February 28, 2018. Accordingly, from and after the commencement date for the additional premises, Permian Mud Service, Inc. will lease an aggregate of approximately 105,441 square feet of space at the Property, or approximately 17% of the Property’s rentable area.

FSP Phoenix Tower Corp.

Notes to Consolidated Financial Statements

2.    Summary of Significant Accounting Policies (continued)

FINANCIAL INSTRUMENTS

The Company estimates that the carrying value of cash and cash equivalents and loan payable - affiliate approximate their fair values based on their short-term maturity and prevailing interest rates.

STEP RENT RECEIVABLE

The leases provide for fixed rental increases over the life of the lease. Rental revenue is recognized on the straight-line basis over the related lease term; however, billings by the Company are based on required minimum rentals in accordance with the lease agreements. Step rent receivable, which is the cumulative revenue recognized in excess of amounts billed by the Company, is $2,301,000 and $1,789,000 at December 31, 2011 and 2010, respectively.

TENANT RENT RECEIVABLE

Tenant rent receivable is reported at the amount the Company expects to collect on balances outstanding at year-end. The Company provides an allowance for doubtful accounts based on its estimate of a tenant’s ability to make future rent payments. The computation of this allowance is based in part on the tenant’s payment history and current credit status. Management monitors outstanding balances and tenant relationships and concluded that an allowance of $4,000 and $5,000 as of December 31, 2011 and 2010, respectively, is sufficient.

DEFERRED LEASING COSTS

Deferred leasing commissions represent direct and incremental external leasing costs incurred in the leasing of commercial space. These costs are capitalized and are amortized on a straight-line basis over the terms of the related lease agreement. Amortization expense was $497,000 and $793,000 for the years ended December 31, 2011 and 2010, respectively.

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

	Year Ended
	December 31,
(in thousands)	2011	2010
Income from leases	$5,428	$6,018
Straight-line rent adjustment	379	(55)
Reimbursable expenses	5,556	5,521
Amortization of favorable leases	(66)	(69)
Amortization of unfavorable leases	75	79

Total	$11,372	$11,494

INTEREST INCOME

Interest income is recognized when the earnings process is complete.

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

NET INCOME PER SHARE

Basic net income per share of Preferred Stock is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share of Preferred Stock reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at December 31, 2011 and 2010. Subsequent to the completion of the offering of shares of Preferred Stock, the holders of Common Stock are not entitled to share in any income nor in any related dividend.

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

At December 31, 2011, the Company’s net tax basis of its real estate assets was $86,255,000.

FSP Phoenix Tower Corp.

Notes to Consolidated Financial Statements

3.    Income Taxes (continued)

The following schedule reconciles net loss to taxable income subject to dividend requirements, which are calculated annually:

	Year Ended December 31,
(in thousands)	2011	2010

Net loss	$(307)	$(991)

Adjustments:
Book depreciation and amortization	3,842	4,669
Amortization of favorable real estate leases	66	69
Deferred rent	4	(41)
Other adjustments	-	(49)
Tax depreciation and amortization	(2,894)	(3,096)
Amortization of unfavorable real estate leases	(75)	(79)
Straight-line rents	(418)	36
Taxable income	$218	$518

The following schedule summarizes the tax components of the distributions paid, which are calculated annually, for the years ended December 31:

(dollars in thousands)	2011		2010
	Preferred	%	Preferred	%
Ordinary income	$-	0%	$923	24%
Return of Capital	2,847	100%	2,986	76%

Total	$2,847	100%	$3,909	100%

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

FSP Phoenix Tower Corp.

Notes to Consolidated Financial Statements

5.    Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property for the corresponding month. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the years ended December 31, 2011 and 2010, management fees paid were $108,000 and $165,000, respectively.

On December 4, 2008, the Company entered into a three-year secured promissory note for a revolving line of credit (the “Phoenix Revolver”) with Franklin Street for up to $15,000,000. On March 31, 2011, the Phoenix Revolver was amended to extend its maturity date from November 30, 2011 to November 30, 2012 and to increase the interest rate applicable to advances thereunder from the 30-day LIBOR rate plus 300 basis points to the 30-day LIBOR rate plus 440 basis points (4.67% at December 31, 2011). The Phoenix Revolver is secured by a mortgage on the Property and each advance thereunder requires payment of a 50 basis point draw fee. The Company anticipates that the Phoenix Revolver will be replaced or refinanced on or before its maturity date. However, there can be no assurance that the Company will be able to replace or refinance the Phoenix Revolver on favorable terms or at all. As of December 31, 2011, advances drawn and outstanding under the Phoenix Revolver totaled $11,000,000. For the years ended December 31, 2011 and 2010, the draw fees were $22,500 and $14,500, respectively, and interest expense paid to Franklin Street was approximately $390,000 and $135,000, respectively.

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

6.    Commitments and Contingencies

The Company, as lessor, has minimum future rentals due under non-cancelable operating leases as follows:

	Year Ending
(in thousands)	December 31,	Amount
	2012	$ 5,999
	2013	5,527
	2014	5,026
	2015	4,469
	2016	4,287
	Thereafter	8,239

		$ 33,547

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

FSP Phoenix Tower Corp.

Notes to Consolidated Financial Statements

6.    Commitments and Contingencies (continued)

Upon acquiring the commercial rental property on February 22, 2006, the Company was assigned a lease agreement to lease parking spaces at an adjacent property for approximately 190 additional uncovered off-site parking spaces. The lease expires on February 28, 2019. Future minimum lease payments payable by the Company are as follows:

	Year Ending
(in thousands)	December 31,	Amount
	2012	$ 194
	2013	194
	2014	194
	2015	194
	2016	194
	Thereafter	420

		$ 1,390

7.    Segment Reporting

The Company operates in one industry segment – real estate ownership of commercial property. As of December 31, 2011 and 2010 the Company owned and operated a thirty-four story office tower in that one segment.

8.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the components shown below:

	December 31,
(in thousands)	2011	2010

Accrued property tax	$1,321	$1,348
Deferred rental income	562	495
Accrued capital expenditures	409	1,370
Accounts payable and other accrued expenses	672	905
Due to tenant - tenant improvements	1	42

Total	$2,965	$4,160

9.     Subsequent Event

On January 26, 2012, the Board of Directors of the Company declared a cash distribution of $699,300 payable on February 29, 2012 to stockholders of record on February 9, 2012.

On March 7, 2012, the Company requested a $1,000,000 advance under the Phoenix Revolver.

SCHEDULE III

FSP Phoenix Tower Corp.

Real Estate and Accumulated Depreciation

December 31, 2011

		Initial Cost			Historical Costs
Description	Encumbrances (1)	Land	Buildings Improvements and Equipment	Costs Capitalized (Disposals) Subsequent to Acquisition	Land	Buildings Improvements and Equipment	Total (2)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Depreciable Life (Years)	Date of Acquisition
			(dollars in thousands)
Phoenix Tower, Houston, Texas	$11,000	$3,300	$66,806	$23,703	$3,300	$90,509	$93,809	$14,936	$78,873	5-39	2006

(1)	On December 4, 2008, the Company entered into a revolving line of credit (the “Phoenix Revolver”) with Franklin Street Properties Corp. for up to $15,000. The Phoenix Revolver is secured by a mortgage on the Property. As of December 31, 2011, $11,000 has been advanced under the Phoenix Revolver.

(2)	The aggregate cost for Federal Income Tax purposes is $99,067.

FSP Phoenix Tower Corp.

The following table summarizes the changes in the Company's real estate investments and accumulated depreciation:

	December 31,	December 31,
(in thousands)	2011	2010

Real estate investments, at cost:
Balance, beginning of year	$90,140	$86,805
Improvements	3,669	3,335

Balance, end of year	$93,809	$90,140

Accumulated depreciation:
Balance, beginning of year	$11,834	$8,240
Depreciation	3,102	3,594

Balance, end of year	$14,936	$11,834

