Form 10-Q
period 2012-03-31
FSP PHOENIX TOWER CORP
filed 2012-05-11
CIK 1354309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 1,050, each as of April 30, 2012.

FSP Phoenix Tower Corp.

Form 10-Q

Quarterly Report

March 31, 2012

Table of Contents

			Page
Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	2

		Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011	3

		Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011	4

		Notes to Consolidated Financial Statements	5-7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-12

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

	Item 4.	Controls and Procedures	13

Part II.	Other Information

	Item 1.	Legal Proceedings	14

	Item 1A.	Risk Factors	14

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

	Item 3.	Defaults Upon Senior Securities	14

	Item 4.	Mine Safety Disclosures	14

	Item 5.	Other Information	14

	Item 6.	Exhibits	14

Signatures			15

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

FSP Phoenix Tower Corp.
Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and par value amounts)	March 31, 2012	December 31, 2011

Assets:

Real estate investments, at cost:
Land	$3,300	$3,300
Building and improvements	90,609	90,073
Furniture and fixtures	436	436
	94,345	93,809

Less accumulated depreciation	15,741	14,936

Real estate investments, net	78,604	78,873

Acquired real estate leases, net of accumulated amortization of $1,104 and $1,059, respectively	476	521
Acquired favorable real estate leases, net of accumulated amortization of $387 and $371, respectively	115	131
Cash and cash equivalents	2,651	2,805
Tenant rent receivables, less allowance for doubtful accounts of $4 and $4, respectively	85	80
Step rent receivable	2,297	2,301
Deferred leasing costs, net of accumulated amortization of $1,423 and $1,341, respectively	3,017	2,852
Prepaid expenses and other assets	46	96

Total assets	$87,291	$87,659

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$2,294	$2,965
Tenant security deposits	331	368
Loan payable - affiliate	12,000	11,000
Acquired unfavorable real estate leases, net of accumulated amortization of $454 and $436, respectively	225	243

Total liabilities	14,850	14,576

Commitments and Contingencies	-	-

Stockholders’ Equity:
Preferred Stock, $.01 par value, 1,050 shares authorized, issued and outstanding at March 31, 2012 and December 31, 2011, aggregate liquidation preference $105,000	-	-
Common Stock, $.01 par value, 1 share authorized, issued and outstanding	-	-
Additional paid-in capital	96,188	96,188
Retained earnings and distributions in excess of earnings	(23,747)	(23,105)

Total Stockholders’ Equity	72,441	73,083

Total Liabilities and Stockholders’ Equity	$87,291	$87,659
See accompanying notes to consolidated financial statements.

FSP Phoenix Tower Corp.
Consolidated Statements of Operations
(Unaudited)

	For the
	Three Months Ended
	March 31,
(in thousands, except share and per share amounts)	2012	2011

Revenues:
Rental	$2,983	$2,691

Total revenue	2,983	2,691

Expenses:

Rental operating expenses	1,382	1,412
Real estate taxes and insurance	424	393
Depreciation and amortization	983	927
Interest expense	137	76

Total expenses	2,926	2,808

Net income (loss) before interest income	57	(117)

Interest income	-	1

Net income (loss) attributable to preferred stockholders	$57	$(116)

Weighted average number of preferred shares outstanding,
basic and diluted	1,050	1,050

Net income (loss) per preferred share, basic and diluted	$54	$(110)
See accompanying notes to consolidated financial statements.

FSP Phoenix Tower Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2012	2011

Cash flows from operating activities:
Net income (loss)	$57	$(116)
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities:
Depreciation and amortization	983	927
Amortization of favorable real estate leases	16	17
Amortization of unfavorable real estate leases	(18)	(19)
Changes in operating assets and liabilities:
Tenant rent receivables	(5)	(91)
Step rent receivable	4	(156)
Prepaid expenses and other assets	50	321
Accounts payable and accrued expenses	(719)	(1,351)
Tenant security deposits	(37)	39
Payment of deferred leasing costs	(298)	(248)

Net cash provided by (used for) operating activities	33	(677)

Cash flows from investing activities:
Purchase of real estate assets	(488)	(2,541)

Net cash used for investing activities	(488)	(2,541)

Cash flows from financing activities:
Distributions to stockholders	(699)	(750)
Proceeds from loan payable - affiliate	1,000	2,100

Net cash provided by financing activities	301	1,350

Net decrease in cash and cash equivalents	(154)	(1,868)

Cash and cash equivalents, beginning of period	2,805	4,030

Cash and cash equivalents, end of period	$2,651	$2,162

Supplemental disclosure of cash flow information:

Cash paid for interest	$137	$76

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$458	$729

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

Basis of Presentation

The unaudited consolidated financial statements of the Company include all the accounts of the Company and its wholly owned subsidiaries. These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (the “SEC”).

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any other period.

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

Depreciation is computed using the straight-line method over the assets’ estimated useful lives as follows:

Category	Years

Buildings	39
Building Improvements	15-39
Furniture and Fixtures	5-7

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows. At March 31, 2012 and December 31, 2011, no impairment charges were recorded.

FSP Phoenix Tower Corp.

Notes to Consolidated Financial Statements

(Unaudited)

1.   Organization, Basis of Presentation, Real Estate and Depreciation, and Financial Instruments (continued)

Financial Instruments

The Company estimates that the carrying values of cash and cash equivalents and loan payable - affiliate approximate their fair values based on their short-term maturity and prevailing interest rates.

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

3. Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the three months ended March 31, 2012 and 2011, management fees paid were $30,000 and $24,000, respectively.

On December 4, 2008, the Company entered into a three-year secured promissory note for a revolving line of credit (the “Phoenix Revolver”) with Franklin Street for up to $15,000,000. On March 31, 2011, the Phoenix Revolver was amended to extend its maturity date from November 30, 2011 to November 30, 2012 and to increase the interest rate applicable to advances thereunder from the 30-day LIBOR rate plus 300 basis points to the 30-day LIBOR rate plus 440 basis points (4.64% at March 31, 2012). The Phoenix Revolver is secured by a mortgage on the Property and each advance thereunder requires payment of a 50 basis point draw fee. The Company anticipates that the Phoenix Revolver will be replaced or refinanced on or before its maturity date. However, there can be no assurance that the Company will be able to replace or refinance the Phoenix Revolver on favorable terms or at all. As of March 31, 2012, advances drawn and outstanding under the Phoenix Revolver totaled $12,000,000. For the three months ended March 31, 2012 and 2011, the draw fees were $5,000 and $10,500, respectively, and interest expense paid to Franklin Street was approximately $132,000 and $65,000, respectively.

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

4. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at March 31, 2012 and 2011.

5.   Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property. The Company owned and operated the Property for all periods presented.

6.   Cash Distributions

The Company’s board of directors declared and paid cash distributions as follows:

Quarter Paid	Distributions Per Preferred Share	Total Distributions

First quarter of 2012	$666	$699,300

First quarter of 2011	$714	$749,700

7. Subsequent Event

The Company’s board of directors declared a cash distribution of $857 per preferred share on April 26, 2012 to the holders of record of the Preferred Stock on May 10, 2012, payable on May 30, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, economic conditions in the United States and in the market where we own the Property, disruptions in the debt markets, risks of a lessening of demand for the type of real estate owned by us, our ability to lease our vacant space, changes in government regulations and regulatory uncertainty, geopolitical events, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, additional staffing, insurance increases and real estate tax valuation reassessments. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

Potential Sale of the Property

On February 22, 2012, we sent a special communication to the holders of our Preferred Stock to inform them that our board of directors had made the decision to try to sell the Property. More specifically, we have retained CB Richard Ellis to facilitate a potential sale of the Property. We believe that recent leasing activity at the Property and an improving and active Houston office building investment climate are combining to create a potentially advantageous sales opportunity for the holders of our Preferred Stock. Of course, any sale of the Property would be subject to a number of conditions, including approval by our board of directors, review of the consent solicitation documents by the U.S. Securities and Exchange Commission and approval by a majority of the holders of our Preferred Stock.

Real Estate Operations

The Property is occupied by a diverse group of tenants, including financial institutions, energy firms, law firms and other professional service organizations. As of March 31, 2012, the Property was approximately 90.8% leased, an 8.8% increase from the prior quarter. Management is aggressively working to lease all vacant space. Management believes that any tenant that leases 10% or more of the Property’s rentable space is material. As of March 31, 2012, Permian Mud Service, Inc., an energy-related firm d/b/a Champion Technologies, leased approximately 105,441 square feet (17%) of the Property’s rentable space through February 2018. Other prominent additional tenants include Allen Boone Humphries Robinson LLP, a law firm, which leases approximately 51,153 square feet (8%) through July 2018, WorleyParsons Group Inc. (engineering services), which leases approximately 50,716 square feet (8%) through April 2015, and New York Life Insurance Company (insurance), which leases approximately 33,394 square feet (5%) through September 2022. Permian Mud Service, Inc., Allen Boone Humphries Robinson LLP, WorleyParsons Group Inc., and New York Life Insurance account for approximately 240,704 square feet (38%) of the rentable area of the Property. Other well-known tenants include Sprint Communications, Lincoln National Life Insurance Company, Thompson and Horton LLP and NetApp, Inc. There are currently approximately 45 tenants leasing office space at the Property.

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

Conditions, including new leasing activity, at the Property have caused  management to make additional improvements at additional cost in order to further enhance the Property. Through March 31, 2012, the Company had incurred additional costs of approximately $3.7 million to make additional improvements to the Property, including an elevator modernization project (described further below), common corridor upgrades, multi-tenant corridor conversions and the establishment of a fitness center.  If future conditions warrant, management may elect to make additional improvements at additional cost in order to further enhance the Property

On September 15, 2010, we entered into a $2.8 million dollar contract with Thyssen Krupp Elevator Corporation to modernize 21 elevators serving the Property. Over the years, the increasing costs to maintain and operate the system’s mechanical relay controls, as well as the declining level of performance of the vertical transportation, have warranted the modernization project. The work commenced during the fourth quarter of 2010 and was completed on time and on budget at the end of 2011. Management believes that the elevator modernization project could reduce operating costs, improve the overall performance of elevator service, and provide another positive attribute to entice prospective tenants.

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

On December 4, 2008, we entered into a three-year secured promissory note for a revolving line of credit, which we refer to as the Phoenix Revolver, with Franklin Street for up to $15,000,000. On March 31, 2011, the Phoenix Revolver was amended to extend its maturity date from November 2011 to November 30, 2012 and to increase the interest rate applicable to advances thereunder from the 30-day LIBOR rate plus 300 basis points to the 30-day LIBOR rate plus 440 basis points (4.64% at March 31, 2012). The Phoenix Revolver is secured by a mortgage on the Property and each advance thereunder requires payment of a 50 basis point draw fee. We anticipate that the Phoenix Revolver will be replaced or refinanced on or before its maturity date. However, there can be no assurance that we will be able to replace or refinance the Phoenix Revolver on favorable terms or at all. As of March 31, 2012, advances drawn and outstanding under the Phoenix Revolver totaled $12,000,000. For the three months ended March 31, 2012 and 2011, the draw fees were $5,000 and $10,500, respectively, and interest expense paid to Franklin Street was approximately $132,000 and $65,000, respectively.

For the three months ended March 31, 2012, we believe that vacancy rates decreased and that rental rates increased for buildings in the Houston office market compared to the prior quarter. These trends may continue, worsen or improve in the future. Continuing economic turmoil has slowed the pace of leasing activity in the Houston market and will likely prolong the time it takes to lease the vacant space at the Property. However, management believes that the repositioning of the Property in the marketplace, combined with a dwindling supply of large blocks of available Class A office space in the area, will continue to result in increased inquiries from prospective tenants. Management also believes that the position of the Property within the city’s office market is strong, and management is optimistic that the existing vacant space will ultimately be leased to new tenants.

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

Critical Accounting Policies

We have certain critical accounting policies that are subject to judgments and estimates by our management and uncertainties of outcome that affect the application of these policies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The accounting policies that we believe are most critical to the understanding of our financial position and results of operations, and that require significant management estimates and judgments, are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and assessments are consistently applied and produce financial information that fairly presents our results of operations.

No changes to our critical accounting policies have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

As of March 31, 2012 the Property was approximately 90.8% leased to a diverse group of tenants with staggered lease expirations. The largest tenant is Permian Mud Service Inc., an energy-related firm d/b/a Champion Technologies, which leases approximately 105,441 square feet (17%) of the Property’s rentable space through February of 2018.

Comparison of the three months ended March 31, 2012 to the three months ended March 31, 2011.

Revenue

Total revenue increased by $0.3 million to $3.0 million for the three months ended March 31, 2012, as compared to $2.7 million for the three months ended March 31, 2011. The increase was primarily attributable to increases in base rents of $0.1 million and $0.2 million in recoverable income due to increased occupancy. The majority of the operating expenses, real estate taxes and insurance expenses represent amounts recoverable by the Company.

Expenses

Total expenses increased by $0.1 million to $2.9 million for the three months ended March 31, 2012, as compared to $2.8 million for the three months ended March 31, 2011. This increase was predominately attributable to an increase of $0.1 million in interest expense.

Liquidity and Capital Resources

Cash and cash equivalents were $2.7 million at March 31, 2012 and $2.8 million at December 31, 2011. This $0.1 million decrease was primarily attributable to $0.5 million used for investing activities and was offset by $0.3 million provided by financing activities.

Management believes that the existing cash and cash equivalents as of March 31, 2012 of $2.7 million and cash anticipated to be generated internally by operations and borrowings will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

Cash provided by operating activities of $33,000 for the three months ended March 31, 2012 was primarily attributable to net income of $57,000, plus non-cash items of $1.0 million consisting primarily of depreciation and amortization and was offset by uses arising from other current accounts of $0.7 million and payments of deferred leasing costs of $0.3 million.

Investing Activities

The cash used for investing activities of $0.5 million for the three months ended March 31, 2012 was for capital expenditures.

Financing Activities

The cash provided by financing activities of $0.3 million for the three months ended March 31, 2012 was primarily attributable to the $1.0 million proceeds from the loan payable and was offset by the $.07 million for the distributions to stockholders.

Sources and Uses of Funds

Our principal demands on liquidity are cash for operations, interest on debt payments and dividends paid to equity holders. As of March 31, 2012, we had approximately $2.3 million in accrued liabilities and $12.0 million in long-term debt. In the near term, liquidity is generated by cash from operations.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the three months ended March 31, 2012 and 2011, management fees paid were $30,000 and $24,000, respectively.

On December 4, 2008, we entered into a three-year secured promissory note for a revolving line of credit, which we refer to as the Phoenix Revolver, with Franklin Street for up to $15,000,000. On March 31, 2011, the Phoenix Revolver was amended to extend its maturity date from November 30, 2011 to November 30, 2012 and to increase the interest rate applicable to advances thereunder from the 30-day LIBOR rate plus 300 basis points to the 30-day LIBOR rate plus 440 basis points (4.64% at March 31, 2012). The Phoenix Revolver is secured by a mortgage on the Property and each advance thereunder requires payment of a 50 basis point draw fee. We anticipate that the Phoenix Revolver will be replaced or refinanced on or before its maturity date. However, there can be no assurance that we will be able to replace or refinance the Phoenix Revolver on favorable terms or at all. As of March 31, 2012, advances drawn and outstanding under the Phoenix Revolver totaled $12,000,000. For the three months ended March 31, 2012 and 2011, the draw fees were $5,000 and $10,500, respectively, and interest expense paid to Franklin Street was approximately $132,000 and $65,000, respectively.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

See Exhibit Index attached hereto, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSP Phoenix Tower Corp.

Date	Signature	Title

Date: May 11, 2012	/s/ George J. Carter George J. Carter	President (Principal Executive Officer)

Date: May 11, 2012	/s/ Barbara J. Fournier Barbara J. Fournier	Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Permian Mud Service, Inc. d/b/a Champion Technologies Lease, as amended, incorporated herein by reference to Exhibit 10.4 to FSP Phoenix Tower Corp.’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-52559), incorporated herein by reference to Exhibit 10.1 to FSP Phoenix Tower Corp.’s Current Report on Form 8-K filed on June 2, 2011 (File No. 000-52559), incorporated herein by reference to Exhibit 10.1 to FSP Phoenix Tower Corp.’s Current Report on Form 8-K filed on January 12, 2012 (File No. 000-52559)

31.1*	Certification of FSP Phoenix Tower Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Phoenix Tower Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP Phoenix Tower Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Phoenix Tower Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from FSP Phoenix Tower Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

**	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.

