Form 10-Q
period 2012-06-30
FSP PHOENIX TOWER CORP
filed 2012-08-14
CIK 1354309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to __________.

Commission File Number: 000-52559

FSP Phoenix Tower Corp.

(Exact name of registrant as specified in its charter)

Delaware	20-3965390
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The number of shares of common stock outstanding was 1 and the number of shares of preferred stock outstanding was 1,050, each as of July 31, 2012.

FSP Phoenix Tower Corp.

Form 10-Q

Quarterly Report

June 30, 2012

Table of Contents

			Page
Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	2

		Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011	3

		Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011	4

		Notes to Consolidated Financial Statements	5-7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-13

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

	Item 4.	Controls and Procedures	14

Part II.	Other Information

	Item 1.	Legal Proceedings	15

	Item 1A.	Risk Factors	15

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

	Item 3.	Defaults Upon Senior Securities	15

	Item 4.	Mine Safety Disclosures	15

	Item 5.	Other Information	15

	Item 6.	Exhibits	15

Signatures			16

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

FSP Phoenix Tower Corp.
Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and par value amounts)	June 30, 2012	December 31, 2011

Assets:

Real estate investments, at cost:
Land	$3,300	$3,300
Building and improvements	90,801	90,073
Furniture and fixtures	436	436
	94,537	93,809

Less accumulated depreciation	16,548	14,936

Real estate investments, net	77,989	78,873

Acquired real estate leases, net of accumulated amortization of $1,150 and $1,059, respectively	430	521
Acquired favorable real estate leases, net of accumulated amortization of $403 and $371, respectively	99	131
Cash and cash equivalents	4,809	2,805
Tenant rent receivables, less allowance for doubtful accounts of $4 and $4, respectively	318	80
Step rent receivable	2,543	2,301
Deferred leasing costs, net of accumulated amortization of $1,471 and $1,341, respectively	3,188	2,852
Prepaid expenses and other assets	244	96

Total assets	$89,620	$87,659

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts payable and accrued expenses	$2,119	$2,965
Tenant security deposits	322	368
Loan payable - affiliate	15,000	11,000
Acquired unfavorable real estate leases, net of accumulated amortization of $473 and $436, respectively	206	243

Total liabilities	17,647	14,576

Commitments and Contingencies	-	-

Stockholders’ Equity:
Preferred Stock, $.01 par value, 1,050 shares authorized, issued and outstanding at June 30, 2012 and December 31, 2011, aggregate liquidation preference $105,000	-	-

Common Stock, $.01 par value, 1 share authorized, issued and outstanding	-	-
Additional paid-in capital	96,188	96,188
Retained earnings and distributions in excess of earnings	(24,215)	(23,105)

Total Stockholders’ Equity	71,973	73,083

Total Liabilities and Stockholders’ Equity	$89,620	$87,659

See accompanying notes to consolidated financial statements.

FSP Phoenix Tower Corp.
Consolidated Statements of Operations
(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share amounts)	2012	2011	2012	2011

Revenues:
Rental	$3,812	$2,690	$6,795	$5,381

Total revenue	3,812	2,690	6,795	5,381

Expenses:

Rental operating expenses	1,716	1,373	3,098	2,785
Real estate taxes and insurance	473	358	897	751
Depreciation and amortization	1,034	975	2,017	1,902
Interest expense	157	104	294	180

Total expenses	3,380	2,810	6,306	5,618

Net income (loss) before interest income	432	(120)	489	(237)

Interest income	-	-	-	1

Net income (loss) attributable to preferred stockholders	$432	$(120)	$489	$(236)

Weighted average number of preferred shares outstanding, basic and diluted	1,050	1,050	1,050	1,050

Net income (loss) per preferred share, basic and diluted	$411	$(114)	$466	$(225)

See accompanying notes to consolidated financial statements.

FSP Phoenix Tower Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2012	2011

Cash flows from operating activities:
Net income (loss)	$489	$(236)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	2,017	1,902
Amortization of favorable real estate leases	32	33
Amortization of unfavorable real estate leases	(37)	(37)
Decrease in bad debt reserve	-	(1)
Changes in operating assets and liabilities:
Tenant rent receivables	(238)	(74)
Step rent receivable	(242)	(324)
Prepaid expenses and other assets	(148)	233
Accounts payable and accrued expenses	(439)	(1,086)
Tenant security deposits	(46)	39
Payment of deferred leasing costs	(650)	(425)

Net cash provided by operating activities	738	24

Cash flows from investing activities:
Purchase of real estate assets	(1,135)	(3,533)

Net cash used for investing activities	(1,135)	(3,533)

Cash flows from financing activities:
Distributions to stockholders	(1,599)	(1,449)
Proceeds from loan payable - affiliate	4,000	2,800

Net cash provided by financing activities	2,401	1,351

Net increase (decrease) in cash and cash equivalents	2,004	(2,158)

Cash and cash equivalents, beginning of period	2,805	4,030

Cash and cash equivalents, end of period	$4,809	$1,872

Supplemental disclosure of cash flow information:

Cash paid for interest	$294	$180

Disclosure of non-cash investing activities:
Accrued costs for purchase of real estate assets	$3	$571

See accompanying notes to consolidated financial statements.

FSP Phoenix Tower Corp.

Notes to Consolidated Financial Statements

(Unaudited)

1.     Organization, Basis of Presentation, Real Estate and Depreciation, and Financial Instruments

Organization

FSP Phoenix Tower Corp. (the “Company”) was organized on December 20, 2005 as a corporation under the laws of the State of Delaware to purchase, own, operate, improve and reposition a thirty-four story multi-tenant office building containing approximately 629,054 rentable square feet of space located on approximately 2.1 acres of land in Houston, Texas (the “Property”). The Company acquired the Property and commenced operations on February 22, 2006. Franklin Street Properties Corp. (“Franklin Street”) (NYSE MKT: FSP) holds the sole share of the Company’s common stock, $.01 par value per share (the “Common Stock”). Between March 2006 and September 2006, FSP Investments LLC (member, FINRA and SIPC), a wholly-owned subsidiary of Franklin Street, completed the sale on a best efforts basis of 1,050 shares of preferred stock, $.01 par value per share (the “Preferred Stock”) in the Company. FSP Investments LLC sold the Preferred Stock in a private placement offering to “accredited investors” within the meaning of Regulation D under the Securities Act of 1933.

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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any other period.

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

The Company reviews the Property to determine if the carrying amount will be recovered from future cash flows if certain indicators of impairment are identified at the Property. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. When indicators of impairment are present and the sum of the undiscounted future cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value based on discounting its estimated future cash flows. At June 30, 2012 and December 31, 2011, no impairment charges were recorded.

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

3.      Related Party Transactions

The Company has in the past engaged in and currently engages in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC (collectively “FSP”). The Company expects to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of its stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the six months ended June 30, 2012 and 2011, management fees paid were $62,000 and $51,000, respectively.

On December 4, 2008, the Company entered into a three-year secured promissory note for a revolving line of credit (the “Phoenix Revolver”) with Franklin Street for up to $15,000,000. On March 31, 2011, the Phoenix Revolver was amended to extend its maturity date from November 30, 2011 to November 30, 2012 and to increase the interest rate applicable to advances thereunder from the 30-day LIBOR rate plus 300 basis points to the 30-day LIBOR rate plus 440 basis points (4.64% at June 30, 2012). The Phoenix Revolver is secured by a mortgage on the Property and each advance thereunder requires payment of a 50 basis point draw fee. The Company anticipates that the Phoenix Revolver will be replaced or refinanced on or before its maturity date. However, there can be no assurance that the Company will be able to replace or refinance the Phoenix Revolver on favorable terms or at all. As of June 30, 2012, advances drawn and outstanding under the Phoenix Revolver totaled $15,000,000. For the six months ended June 30, 2012 and 2011, the draw fees were $20,000 and $14,000, respectively, and interest expense paid to Franklin Street was approximately $274,000 and $166,000, respectively.

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

4.      Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of Preferred Stock outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised or converted into shares. There were no potential dilutive shares outstanding at June 30, 2012 and 2011.

5.      Segment Reporting

The Company operates in one industry segment, which is real estate ownership of commercial property. The Company owned and operated the Property for all periods presented.

6.      Cash Distributions

The Company’s board of directors declared and paid cash distributions as follows:

Quarter Paid	Distributions Per Preferred Share	Total Distributions

First quarter of 2012	$666	$699,300
Second quarter of 2012	$857	$899,850

First quarter of 2011	$714	$749,700
Second quarter of 2011	$666	$699,300

7.      Subsequent Event

The Company’s board of directors declared a cash distribution of $1,047 per preferred share on July 26, 2012 to the holders of record of the Preferred Stock on August 9, 2012, payable on August 29, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as necessarily indicative of future operations. The following discussion and other parts of this Quarterly Report on Form 10-Q may also contain forward-looking statements based on current judgments and current knowledge of management, which are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements. Investors are cautioned that our forward-looking statements involve risks and uncertainty, including without limitation, economic conditions in the United States and in the market where we own the Property, disruptions in the debt markets, risks of a lessening of demand for the type of real estate owned by us, our ability to lease our vacant space, changes in government regulations and regulatory uncertainty, geopolitical events, and expenditures that cannot be anticipated such as utility rate and usage increases, unanticipated repairs, uncertainty about governmental fiscal policy, additional staffing, insurance increases and real estate tax valuation reassessments. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We may not update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform them to actual results or to changes in our expectations that occur after such date, other than as required by law.

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

Franklin Street Properties Corp., which we refer to as Franklin Street, is the sole holder of our one share of common stock, $.01 par value per share, which we refer to as the Common Stock, that is issued and outstanding. Between March 2006 and September 2006, FSP Investments LLC (member, FINRA and SIPC), a wholly-owned subsidiary of Franklin Street, completed the sale on a best efforts basis of 1,050 shares of our preferred stock, $.01 par value per share, which we refer to as the Preferred Stock. FSP Investments LLC sold the Preferred Stock in a private placement offering to “accredited investors” within the meaning of Regulation D under the Securities Act of 1933. Since the completion of the placement of the Preferred Stock in September 2006, Franklin Street has not been entitled to share in any earnings or dividends related to the Common Stock.

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

Trends and Uncertainties

Economic Conditions

The economy in the United States is continuing to experience a period of limited economic growth, including high levels of unemployment, the failure and near failure of a number of financial institutions and increased credit risk premiums for a number of market participants. The broad economic market conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, slow growth and/or recessionary concerns, uncertainty about governmental fiscal policy, changes in currency exchange rates, geopolitical events, the regulatory environment and the availability of debt and interest rate fluctuations. Current and future economic factors may negatively affect real estate values, occupancy levels and property income. At this time, we cannot predict the extent or duration of any negative impact that current or future economic factors will have on our business.

Potential Sale of the Property

On February 22, 2012, we sent a special communication to the holders of our Preferred Stock to inform them that our board of directors had made the decision to try to sell the Property. More specifically, we have retained CB Richard Ellis to facilitate a potential sale of the Property.

Following an aggressive marketing effort and competitive bidding process, the Property went under contract to be sold for a total price of $123,250,000. A majority of the holders of the Company’s Preferred Stock voted in favor of selling the Property at that price. Unfortunately, the prospective buyer was unable to consummate the purchase transaction and elected to terminate the purchase contract. Investor interest in Houston remains strong for well-located Class A office properties. We are continuing our strategy to simultaneously keep up current leasing efforts while aggressively marketing the Property for sale.

Real Estate Operations

The Property is occupied by a diverse group of tenants, including financial institutions, energy firms, law firms and other professional service organizations. As of June 30, 2012, the Property was approximately 91.8% leased, a 1.0% increase from the prior quarter. Management is aggressively working to lease all vacant space. Management believes that any tenant that leases 10% or more of the Property’s rentable space is material. As of June 30, 2012, Permian Mud Service, Inc., an energy-related firm d/b/a Champion Technologies, leased approximately 105,441 square feet (17%) of the Property’s rentable space through February 2018. Other prominent additional tenants include Allen Boone Humphries Robinson LLP, a law firm, which leases approximately 51,153 square feet (8%) through July 2018, WorleyParsons Group Inc. (engineering services), which leases approximately 50,716 square feet (8%) through April 2015, and New York Life Insurance Company (insurance), which leases approximately 33,394 square feet (5%) through September 2022. Permian Mud Service, Inc., Allen Boone Humphries Robinson LLP, WorleyParsons Group Inc., and New York Life Insurance account for approximately 240,704 square feet (38%) of the rentable area of the Property. Other well-known tenants include Sprint Communications, Lincoln National Life Insurance Company, Thompson and Horton LLP and NetApp, Inc. There are currently approximately 46 tenants leasing office space at the Property.

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

Conditions, including new leasing activity, at the Property have caused management to make additional improvements at additional cost in order to further enhance the Property. Through June 30, 2012, the Company had incurred additional costs of approximately $4 million to make additional improvements to the Property, including an elevator modernization project (described further below), common corridor upgrades, multi-tenant corridor conversions and the establishment of a fitness center.  If future conditions warrant, management may elect to make additional improvements at additional cost in order to further enhance the Property.

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

It is difficult for management to predict what will happen to occupancy and rents at the Property because the need for space and the price tenants are willing to pay are tied to both the local economy and to the larger trends in the national economy, such as job growth, interest rates, the availability of credit and corporate earnings, which in turn are tied to even larger macroeconomic and political factors, such as recessionary concerns, volatility in energy pricing and the risk of terrorism. In addition to the difficulty of predicting macroeconomic factors, it is difficult to predict how our local market or tenants (existing and potential) will suffer or benefit from changes in the larger economy. In addition, because the Property is in a single geographical market, these macroeconomic trends may have a different effect on the Property and on its tenants (existing and potential), some of which may operate on a national level. Although we cannot predict how long it will take to lease vacant space at the Property or what the terms and conditions of any new leases will be, we expect to sign new leases at then current market rates which may be below the expiring rates. Recent leasing activity at the Property could support higher dividend yields as the build-out of newly-leased premises is completed and periods of free rent expire.

On December 4, 2008, we entered into a three-year secured promissory note for a revolving line of credit, which we refer to as the Phoenix Revolver, with Franklin Street for up to $15,000,000. On March 31, 2011, the Phoenix Revolver was amended to extend its maturity date from November 2011 to November 30, 2012 and to increase the interest rate applicable to advances thereunder from the 30-day LIBOR rate plus 300 basis points to the 30-day LIBOR rate plus 440 basis points (4.64% at June 30, 2012). The Phoenix Revolver is secured by a mortgage on the Property and each advance thereunder requires payment of a 50 basis point draw fee. We anticipate that the Phoenix Revolver will be replaced or refinanced on or before its maturity date. However, there can be no assurance that we will be able to replace or refinance the Phoenix Revolver on favorable terms or at all. As of June 30, 2012, advances drawn and outstanding under the Phoenix Revolver totaled $15,000,000. For the six months ended June 30, 2012 and 2011, the draw fees were $20,000 and $14,000, respectively, and interest expense paid to Franklin Street was approximately $274,000 and $166,000, respectively.

For the three months ended June 30, 2012, we believe that vacancy rates decreased and that rental rates increased for buildings in the Houston office market compared to the prior quarter. These trends may continue, worsen or improve in the future. Continuing economic turmoil has slowed the pace of leasing activity in the Houston market and will likely prolong the time it takes to lease the vacant space at the Property. However, management believes that the repositioning of the Property in the marketplace, combined with a dwindling supply of large blocks of available Class A office space in the area, will continue to result in increased inquiries from prospective tenants. Management also believes that the position of the Property within the city’s office market is strong, and management is optimistic that the existing vacant space will ultimately be leased to new tenants.

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

Results of Operations

As of June 30, 2012 the Property was approximately 91.8% leased to a diverse group of tenants with staggered lease expirations. The largest tenant is Permian Mud Service Inc., an energy-related firm d/b/a Champion Technologies, which leases approximately 105,441 square feet (17%) of the Property’s rentable space through February of 2018.

Comparison of the three months ended June 30, 2012 to the three months ended June 30, 2011.

Revenue

Total revenue increased by $1.1 million to $3.8 million for the three months ended June 30, 2012, as compared to $2.7 million for the three months ended June 30, 2011. The increase was primarily attributable to increases in both base rents of $0.5 million and $0.6 million in recoverable rent revenue due to higher levels of occupancy. The majority of the operating expenses, real estate taxes and insurance expenses represent amounts recoverable by the Company.

Expenses

Total expenses increased by $0.6 million to $3.4 million for the three months ended June 30, 2012, as compared to $2.8 million for the three months ended June 30, 2011. This increase was predominately attributable to a $0.3 million increase in operating expenses, a $0.1 million increase in real estate taxes, a $0.1 million increase in depreciation and amortization, and a $0.1 million increase in interest expense.

Comparison of the six months ended June 30, 2012 to the six months ended June 30, 2011.

Revenue

Total revenue increased by $1.4 million to $6.8 million for the six months ended June 30, 2012, as compared to $5.4 million for the six months ended June 30, 2011. This increase was primarily attributable to increases in both base rents of $0.6 million and $0.8 million in recoverable rent revenue due to increased levels of occupancy. The majority of the operating expenses, real estate taxes and insurance expenses represent amounts recoverable by the Company.

Expenses

Total expenses increased by $0.7 million to $6.3 million for the six months ended June 30, 2012, as compared to $5.6 million for the six months ended June 30, 2011. This increase was predominately attributable to a $0.3 million increase in operating expenses, a $0.2 million increase in real estate taxes, a $0.1 million increase in depreciation and amortization, and a $0.1 million increase in interest expense.

Liquidity and Capital Resources

Cash and cash equivalents were $4.8 million at June 30, 2012 and $2.8 million at December 31, 2011. This $2.0 million increase was primarily attributable to $0.7 million provided by operating activities and $2.4 million provided by financing activities and was offset by $1.1 million used for investing activities.

Management believes that the existing cash and cash equivalents as of June 30, 2012 of $4.8 million and cash anticipated to be generated internally by operations and borrowings will be sufficient to meet working capital requirements, distributions and anticipated capital expenditures for at least the next 12 months.

Operating Activities

Cash provided by operating activities of $0.7 million for the six months ended June 30, 2012 was primarily attributable to net income of $0.5 million plus non-cash items of $2.0 million consisting primarily of depreciation and amortization and was offset by uses arising from other current accounts of $1.1 million and payments of deferred leasing costs of $0.7 million.

Investing Activities

The cash used for investing activities of $1.1 million for the six months ended June 30, 2012 was for capital expenditures.

Financing Activities

The cash provided by financing activities of $2.4 million for the six months ended June 30, 2012 was primarily attributable to the $4.0 million proceeds from the loan payable and was offset by the $1.6 million for the distributions to stockholders.

Sources and Uses of Funds

Our principal demands on liquidity are cash for operations, interest on debt payments and dividends paid to equity holders. As of June 30, 2012, we had approximately $2.4 million in accrued liabilities and $15.0 million in long-term debt. In the near term, liquidity is generated by cash from operations.

Contingencies

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although occasional adverse decisions (or settlements) may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with a related party, Franklin Street, and its subsidiaries FSP Investments LLC and FSP Property Management LLC, which we collectively refer to as FSP. We expect to continue to have related party transactions with FSP in the form of management fees paid to FSP to manage the Company on behalf of our stockholders. FSP Property Management LLC currently provides the Company with asset management and financial reporting services. The asset management agreement between the Company and FSP Property Management LLC requires the Company to pay FSP Property Management LLC a monthly fee equal to one percent (1%) of the gross revenues of the Property. The asset management agreement between the Company and FSP Property Management LLC may be terminated by either party without cause at any time, upon at least thirty (30) days’ written notice. For the six months ended June 30, 2012 and 2011, management fees paid were $62,000 and $51,000, respectively.

On December 4, 2008, we entered into a three-year secured promissory note for a revolving line of credit, which we refer to as the Phoenix Revolver, with Franklin Street for up to $15,000,000. On March 31, 2011, the Phoenix Revolver was amended to extend its maturity date from November 30, 2011 to November 30, 2012 and to increase the interest rate applicable to advances thereunder from the 30-day LIBOR rate plus 300 basis points to the 30-day LIBOR rate plus 440 basis points (4.64% at June 30, 2012). The Phoenix Revolver is secured by a mortgage on the Property and each advance thereunder requires payment of a 50 basis point draw fee. We anticipate that the Phoenix Revolver will be replaced or refinanced on or before its maturity date. However, there can be no assurance that we will be able to replace or refinance the Phoenix Revolver on favorable terms or at all. As of June 30, 2012, advances drawn and outstanding under the Phoenix Revolver totaled $15,000,000. For the six months ended June 30, 2012 and 2011, the draw fees were $20,000 and $14,000, respectively, and interest expense paid to Franklin Street was approximately $274,000 and $166,000, respectively.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.     Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Mine Safety Disclosures.

Not applicable.

Item 5.      Other Information.

On August 14, 2012, we entered into an Investor Services Agreement (the “FSPI Agreement”) with FSP Investments LLC for the provision of investor services to holders of our preferred stock. FSP Investments LLC is a wholly-owned subsidiary of Franklin Street Properties Corp., which is the sole holder of our one share of Common Stock that is issued and outstanding. FSP Investments LLC acted as a real estate investment firm and broker/dealer with respect to (a) our organization, (b) our acquisition of the Property and (c) the sale of our equity interests.

FSP Investments LLC’s services under the FSPI Agreement include (i) processing changes of address, (ii) processing the payment of dividends and changes in dividend payment information, (iii) the distribution of Forms 1099, (iv) the distribution of tax basis information, (v) the distribution of REIT demand letters, (vi) the distribution of quarterly and special communications regarding dividend and/or property updates, (vii) the distribution and/or internet posting of audited financial statements, (viii) responding to requests for information about us and (ix) the provision of such other investor services that are customary and reasonable under the circumstances.

We have agreed to pay FSP Investments LLC a monthly service fee of $500 for services performed under the FSPI Agreement, and to reimburse FSP Investments LLC for its reasonable out-of-pocket expenses incurred in connection with the FSPI Agreement. The FSPI Agreement may be terminated by either party with thirty days written notice or immediately upon certain events of default set forth in the FSPI Agreement.

Item 6.      Exhibits.

See Exhibit Index attached hereto, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSP Phoenix Tower Corp.

Date	Signature	Title

Date: August 14, 2012	/s/ George J. Carter	President
	George J. Carter	(Principal Executive Officer)

Date: August 14, 2012	/s/ Barbara J. Fournier	Chief Operating Officer
	Barbara J. Fournier	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Investor Services Agreement dated August 14, 2012 by and between FSP Phoenix Tower Corp. and FSP Investments LLC

31.1*	Certification of FSP Phoenix Tower Corp.'s principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of FSP Phoenix Tower Corp.'s principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of FSP Phoenix Tower Corp.'s principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of FSP Phoenix Tower Corp.'s principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

The following materials from FSP Phoenix Tower Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.

*	Filed herewith.

**	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these Sections.

