Form 10-K
period 2013-12-31
FSP PHOENIX TOWER CORP
filed 2014-03-31
CIK 1354309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.* Yes ☐  No ☐.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.* Yes ☐  No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* Yes ☐  No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.* ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒.

As of June 30, 2013, the aggregate fair market value of common stock held by non-affiliates of FSP Phoenix Tower Corp. was $0.

The number of shares of common stock outstanding and preferred stock outstanding of FSP Phoenix Tower Corp. at December 31, 2013 was not applicable. As of December 31, 2013 there were 1,050 units of beneficial interest in FSP Phoenix Tower Corp. Liquidating Trust outstanding.

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

Forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described elsewhere in this report. Readers are urged to carefully review and consider the various disclosures we make, which advise them of the factors that may affect the Trust, including without limitation, the disclosures made under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein and throughout this Annual Report on Form 10-K for the year then ended December 31, 2013. Risk factors are described under Part II, Item 1A of this report. The important factors listed in these disclosures, which could cause our actual results to differ materially from the forward-looking statements contained herein, include but are not limited to, the following:

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

PART I

Item 1.  Business

Our principal executive office is located at 401 Edgewater Place, Suite 200, Wakefield, Massachusetts 01880, and our telephone number is (781) 557-1300. Our annual reports on Form 10-K, current reports on Form 8-K and any amendments to those reports and other Securities and Exchange Commission (“SEC”) filings are electronically filed with, or furnished to, the SEC. All reports filed by the Trust with the SEC, as well as reports previously filed by Phoenix Tower, are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by the Trust or Phoenix Tower with the SEC at the SEC’s public reference room located at 100 F Street, N.E, Washington, D.C. 20549 or by calling the SEC at 1-202-551-8090.

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

Phoenix Tower commenced operations in February 2006.

Franklin Street held the sole share of Phoenix Tower’s common stock, $.01 par value per share. Between March 2006 and September 2006, FSP Investments LLC completed the sale on a best efforts basis of 1,050 shares of the Phoenix Tower’s preferred stock, $.01 par value per share. Phoenix Tower sold the preferred stock for an aggregate consideration of approximately $104,316,000 in a private placement offering to 789 “accredited investors” within the meaning of Regulation D under the Securities Act of 1933. Between March 31, 2006 and September 22, 2006, Phoenix Tower held 10 investor closings, at each of which shares of preferred stock were sold and funds were received. On September 22, 2006, Franklin Street purchased 48 shares of preferred stock (approximately 4.6% of the 1,050 shares sold) for $4,116,000, representing $4,800,000 at the offering price net of commissions of $384,000 and fees of $300,000 that were excluded. Prior to purchasing any shares of preferred stock, Franklin Street agreed to vote any shares held by it on any matter presented to the holders of preferred stock in a manner that approximates as closely as possible the votes cast in favor of and opposed to such matter by the holders of the preferred stock other than Franklin Street and its affiliates. For purposes of determining how Franklin Street voted its shares of Preferred Stock, abstentions and non-votes by stockholders other than Franklin Street were not considered.

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

On September 20, 2013, the Trustee authorized, pursuant to the Trust Agreement, a second liquidating distribution of a total of $2,100,000 to the beneficial unit holders of the Trust, which amount was to be apportioned pro rata according to the beneficial unit holders’ respective interest in the Trust as of September 20, 2013.  On September 20, 2013, the Trustee also authorized a liquidating distribution of a total of $10,100 to the former holder of Phoenix Tower’s one share of common stock.  These liquidating distributions were effected on September 30, 2013.  After giving effect to these liquidating distributions, as of September 30, 2013, the Trust retained approximately $677,000 in assets, comprised of $552,000 in cash and cash equivalents and $125,000 in tenant receivables, in order to wind up Phoenix Tower’s affairs, resolve any claims and discharge any liabilities of Phoenix Tower during Phoenix Tower’s continued existence under the General Corporation Law of the State of Delaware as described above.  As of September 30, 2013, the known liabilities of Phoenix Tower were estimated to be approximately $29,000, primarily consisting of accrued professional fees and the Trust has estimated that it will incur approximately $109,000 in additional costs related to the liquidation, including legal expenses, accounting expenses, tax reporting expenses, contractor services, and miscellaneous other expected future costs.

Distributions

The Plan of Dissolution provides that liquidating distributions will be made to the beneficiaries as determined by the Trustee. On January 4, 2013, the Trust effected the conveyance of the initial liquidating distribution to the holders of units of beneficial interest in the Trust of a total of $103,950,000 pursuant to the Plan of Dissolution. On September 30, 2013, the Trust effected the conveyance of the second liquidating distribution to the holders of units of beneficial interest in the Trust of a total of $2,100,000 pursuant to the Plan of Dissolution. On September 30, 2013, the Trustee also effected the conveyance of a liquidating distribution of a total of $10,100 to the former holder of Phoenix Tower’s one share of common stock.

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

The Trust has issued an annual information statement to our beneficiaries with tax information for their 2013 tax returns. Beneficiaries are urged to consult with their own tax advisers as to their own filing requirements and the appropriate tax reporting of this information on their returns.

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

The liquidation and dissolution process is subject to numerous uncertainties and may result in less than anticipated or no remaining funds available for future distribution to our beneficial unit holders. The precise nature, amount and timing of any future distribution to our beneficial unit holders will depend on and could be delayed by, among other things, currently unknown creditor claims or lawsuits and unexpected or greater than expected expenses. Furthermore, we cannot provide any assurances that we will actually make additional distributions.

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

The Trust evaluates its probable exposures associated with the tax filing positions of both Phoenix Tower and the Trust. At December 31, 2013, the Trust believes it has no such exposures, and accordingly has not accrued any such charges. Significant judgment is required in determining the Trust’s provision for income taxes payable, and as a result, the Trust’s determinations may not prove to be accurate. Phoenix Tower and/or the Trust may be subject to final examination by taxing authorities; thus, a final determination by the taxing authorities could increase or decrease amounts of cash available for distribution to our stockholders, perhaps significantly.

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

Beneficiaries

As of February 28, 2014, there were 790 holders of beneficial interest in the Trust. The rights of beneficiaries in the Trust are not represented by any form of certificate or other instrument. Rather, the Trustee, through its transfer agent, is maintaining a record of the name and address of each beneficiary holding units of record and such beneficiary’s aggregate units of beneficial interest in the Trust.

Dividends

Distributions

On December 21, 2012, following the dissolution of Phoenix Tower, the Trustee authorized, pursuant to the Trust Agreement, an initial liquidating distribution of a total of $103,950,000 to the beneficial unit holders of the Trust, which amount was to be apportioned pro rata according to the beneficial unit holders’ respective interest in the Trust as of December 21, 2012. The initial liquidating distribution was effected on January 4, 2013. On September 20, 2013, the Trustee authorized, pursuant to the Trust Agreement, a second liquidating distribution of a total of $2,100,000 to the beneficial unit holders of the Trust, which amount was to be apportioned pro rata according to the beneficial unit holders’ respective interest in the Trust as of September 20, 2013. The second liquidating distribution was effected on September 30, 2013. On September 30, 2013, the Trustee also effected the conveyance of a liquidating distribution of a total of $10,100 to the former holder of Phoenix Tower’s one share of common stock.

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

Phoenix Tower commenced operations in February 2006.

Franklin Street held the sole share of Phoenix Tower’s common stock, $.01 par value per share. Between March 2006 and September 2006, FSP Investments LLC completed the sale on a best efforts basis of 1,050 shares of Phoenix Tower’s preferred stock, $.01 par value per share. Phoenix Tower sold the preferred stock for an aggregate consideration of approximately $104,316,000 in a private placement offering to 789 “accredited investors” within the meaning of Regulation D under the Securities Act of 1933. Between March 31, 2006 and September 22, 2006, Phoenix Tower held 10 investor closings, at each of which shares of preferred stock were sold and funds were received. On September 22, 2006, Franklin Street purchased 48 shares of preferred stock (approximately 4.6% of the 1,050 shares sold) for $4,116,000, representing $4,800,000 at the offering price net of commissions of $384,000 and fees of $300,000 that were excluded. Prior to purchasing any shares of preferred stock, Franklin Street agreed to vote any shares held by it on any matter presented to the holders of preferred stock in a manner that approximates as closely as possible the votes cast in favor of and opposed to such matter by the holders of the preferred stock other than Franklin Street and its affiliates. For purposes of determining how Franklin Street votes its shares of Preferred Stock, abstentions and non-votes by stockholders other than Franklin Street were not considered.

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

On September 20, 2013, the Trustee authorized, pursuant to the Trust Agreement, a second liquidating distribution of a total of $2,100,000 to the beneficial unit holders of the Trust, which amount was to be apportioned pro rata according to the beneficial unit holders’ respective interest in the Trust as of September 20, 2013.  On September 20, 2013, the Trustee also authorized a liquidating distribution of a total of $10,100 to the former holder of Phoenix Tower’s one share of common stock.  These liquidating distributions were effected on September 30, 2013.  After giving effect to these liquidating distributions, as of September 30, 2013, the Trust retained approximately $677,000 in assets, comprised of $552,000 in cash and cash equivalents and $125,000 in tenant receivables, in order to wind up Phoenix Tower’s affairs, resolve any claims and discharge any liabilities of Phoenix Tower during Phoenix Tower’s continued existence under the General Corporation Law of the State of Delaware as described above.  As of September 30, 2013, the known liabilities of Phoenix Tower were estimated to be approximately $29,000, primarily consisting of accrued professional fees and the Trust has estimated that it will incur approximately $109,000 in additional costs related to the liquidation, including legal expenses, accounting expenses, tax reporting expenses, contractor services, and miscellaneous other expected future costs.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The liquidation basis of accounting requires us to make assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation. We base our assumptions, judgments and estimates on the most recent information available and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. Any increases in the amount of estimated costs to be incurred during liquidation will reduce the amount of net assets available for ultimate distribution to the trust beneficiaries

On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly. Under the liquidation basis of accounting, we accrue for the estimated remaining costs to be incurred during liquidation, including expenses of the Trustee, legal expenses, accounting expenses, tax expenses, contractor services, and miscellaneous other expected future costs. As of December 31, 2013, such costs were estimated at approximately $99,000. Our estimates are based on assumptions regarding costs to be incurred in executing the Plan of Dissolution. If there are delays in executing the Plan of Dissolution, actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

Net Assets in Liquidation and Changes in Net Assets in Liquidation

On December 31, 2012, the remaining net assets of Phoenix Tower, totaling $2,508,000, were held by the Trust.

As of December 31, 2013, net assets in liquidation of the Trust totaled $398,000, as follows:

Assets

As of December 31, 2013, the Trust retained approximately $536,000 in assets, which is all in cash and cash equivalents. As of December 31, 2012, the Trust retained approximately $108,017,000 in assets, comprised of $106,215,000 in cash and cash equivalents, the right to receive up to $1,500,000 in escrow proceeds in accordance with the terms of the Purchase and Sale Agreement and related documents, and $302,000 in tenant receivables.

Liabilities

As of December 31, 2013, the Trust retained approximately $39,000 in liabilities, primarily consisting of accrued professional fees and the Trust has estimated that it will incur approximately $99,000 in costs related to the liquidation, including legal expenses, accounting expenses, tax reporting expenses, contractor services, and miscellaneous other expected future costs. As of December 31, 2012, the Trust retained approximately $105,509,000 in liabilities, comprised of $103,950,000 of distributions payable, $1,334,000 of accounts payable, accrued expenses, taxes and professional fees and the Trust has estimated that it will incur approximately $225,000 in costs related to the liquidation, including legal expenses, accounting expenses, tax reporting expenses, contractor services, and miscellaneous other expected future costs.

Statement of Operations

The financial statements of the Trust are prepared on a liquidation basis and therefore do not include a statement of operations; all references to the results of operations have been deleted and replaced by references to changes in net assets.

Changes in Net Assets (In thousands, except units outstanding):

	December 31,	December 31,
	2013	2012
Net assets in liquidation	$398	$2,508
Number of beneficial units outstanding at each respective date	1,050	1,050
Net asset value per unit	$0.38	$2.39

Comparison of the year ended December 31, 2013 to the period December 21, 2012 to December 31, 2012

Net assets in liquidation decreased $2,110,000, or $2,000 per unit, during the year ended December 31, 2013. The decrease in our net assets in liquidation is the result of the Trustee having authorized, pursuant to the Trust Agreement, a second liquidating distribution of a total of $2,110,000 to the beneficial unit holders of the Trust, which amount was to be apportioned pro rata according to the beneficial unit holders’ respective interest in the Trust as of September 20, 2013, and as result of the Trustee having authorized a liquidating distribution of a total of $10,100 to the former holder of Phoenix Tower’s one share of common stock.

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

Liquidity and Capital Resources

We believe that our cash and cash equivalents balance of approximately $536,000 should provide sufficient liquidity to meet our cash needs during the next twelve months from December 31, 2013. While we anticipate that our existing cash and cash equivalents balance will be sufficient to fund our cash needs for expenses related to completion of the Plan of Dissolution for the next twelve months, we can provide no assurances that this will be the case.

At December 31, 2013, our cash and cash equivalents were held in bank deposit accounts. We expect to continue to hold our cash and cash equivalents primarily in bank deposit accounts while we execute the Plan of Dissolution.

Off Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements or other contractually narrow or limited purpose arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships

Obligations and Commitments

Our contractual obligations and commitments as of December 31, 2013 are reported in the statements of net assets in liquidation as estimated costs to be incurred during liquidation. Obligations and commitments of the Trust include the Trust Agreement, the purchase and sale agreement relating to the sale of the Property, and all banking arrangements.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2013 was conducted by our Trustee of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Trustee concluded that our disclosure controls and procedures as of December 31, 2013 were effective for the purposes stated above.

(b) Management’s Report on Internal Control over Financial Reporting. The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Based on the evaluation of the Trustee, our Trustee concluded that our internal control over financial reporting was effective as of December 31, 2013.

(c) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Trustee’s assessment of the effectiveness of our internal controls over financial reporting was not audited. The Trustee’s report is not subject to attestation pursuant to the rules of the Securities and Exchange Commission.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

As of December 31, 2013, we have no directors or executive officers. The Trustee manages the business affairs and assets of the Trust.

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

Item 11.  Executive Compensation

As of December 31, 2013, we have no directors or executive officers. The Trustee manages the business affairs and assets of the Trust. The Trustee does not receive any compensation.

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

The following table sets forth the beneficial ownership of units as of February 28, 2014, as to (i) each beneficiary that is known by us to beneficially own more than five percent of the outstanding units as of February 28, 2014; and (ii) a wholly-owned subsidiary of Franklin Street, which is the parent corporation of our Trustee.

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

Item 14.  Principal Accounting Fees and Services

Not applicable.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements and Financial Statement Schedules.

Page
Unaudited Statement of Net Assets in Liquidation as of December 31, 2013 and 2012	15
Unaudited Statement of Changes in Net Assets in Liquidation for the year ended December 31, 2013 and for the period December 21, 2012 to December 31, 2012	16
Notes to Unaudited Financial Statements	17

(a)(2)	Financial Statement Schedules:

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

FSP Phoenix Tower Corp. Liquidating Trust

Statement of Net Assets in Liquidation

(in thousands, unaudited)

	December 31,
	2013	2012
Assets
Cash and cash equivalents	$536	$106,215
Restricted Cash	—	1,500
Receivables and other assets	—	302
	536	108,017

Liabilities
Accounts payable and accrued expenses	$39	$1,334
Distribution Payable	—	103,950
Costs to be incurred during liquidation	99	225
	138	105,509

Net Assets in Liquidation	$398	$2,508

 The accompanying notes are an integral part of this unaudited financial statement.

FSP Phoenix Tower Corp. Liquidating Trust

Statements of Changes in Net Assets in Liquidation

For the Year Ended December 31, 2013 and

For the Period December 21, 2012 to December 31, 2012

(in thousands, unaudited)

Net Assets in liquidation, December 21, 2012	$—
Changes in net assets in liquidation:
Transfer from Phoenix Tower	106,683
Costs to be incurred during liquidation	(225)
Net Change in net assets in liquidation	106,458

Amount of authorized distribution in 2012	103,950

Net increase in net assets in liquidation	2,508
Net Assets in liquidation, December 31, 2012	2,508

Amount of authorized distribution in 2013	2,110

Net Assets in liquidation, December 31, 2013	$398

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

FSP Phoenix Tower Corp. Liquidating Trust
Notes to Unaudited Financial Statements

Note 2. Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

As of December 31, 2013 and 2012, cash and cash equivalents total approximately $536,000 and $106,215,000, respectively, which consist of funds held in bank deposit accounts. Cash equivalents are stated at costs plus accrued interest approximates market value.

Restricted Cash

As of December 31, 2012, restricted cash was approximately $1,500,000 representing funds held in an escrow account by a title company as security for any claim of breach of any of Phoenix Tower’s representations in the purchase and sale agreement signed in connection with the sale of Phoenix Tower’s real property on December 20, 2012. All of these funds were returned to the Trust and used for liquidating distributions on September 30, 2013.

Recent Accounting Pronouncements

There are no previously issued or new accounting pronouncements or changes in accounting pronouncements that have had, or are expected to have a material impact on the Trust’s financial statements.

Concentration of Credit Risk - Financial Instruments

Financial instruments that subject the Trust to a concentration of credit risk consist of cash and cash equivalents and restricted cash balances maintained in financial institutions that are, in part, in excess of Federal Deposit Insurance Corporation (“FDIC”) limits. As of December 31, 2013, the Trust held cash and cash equivalents of approximately $286,000 in excess of the FDIC insurance limits.

Financial Instruments

Our net assets in liquidation as of December 31, 2013 include the following financial instruments: cash and cash equivalents and accrued expenses. As our financial statements have been prepared under the liquidation basis of accounting, the carrying values of these instruments classified as assets and liabilities represent their estimated net realizable values and estimated settlement amounts, respectively.

Costs to be incurred during liquidation

Under the liquidation basis of accounting, we accrue for the estimated remaining costs to be incurred during liquidation, including legal expenses, accounting expenses, tax reporting expenses, contractor services, and miscellaneous other expected future costs. As of December 31, 2013 and 2012, such costs were estimated at approximately $99,000 and $225,000, respectively. Our estimates are based on assumptions regarding costs to be incurred as a result of executing and operating under the Trust Agreement, as described above in Note 1. The actual costs incurred during liquidation may increase, reducing net assets available in liquidation.

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

FSP PHOENIX TOWER CORP. LIQUIDATING TRUST

(Registrant)

By: FSP Property Management LLC, its Trustee

Date: March 31, 2014	By:	/s/ John G. Demeritt
John G. Demeritt
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in the Annual Report on Form 10-K for the fiscal year 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
2.1

Plan of Complete Dissolution and Liquidation of FSP Phoenix Tower Corp., as approved by stockholders on June 21, 2012 and as currently in effect (included as Annex A to Phoenix Tower’s Definitive Proxy Statement filed on May 4, 2012 and incorporated herein by reference)

10.1

Liquidating Trust Agreement, dated as of December 10, 2012, by and between FSP Phoenix Tower Corp. and FSP Property Management LLC (included as Exhibit 10.1 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference)

10.2

Amendment No. 1 to Liquidating Trust Agreement, dated as of March 28, 2013, by and between FSP Phoenix Tower Corp. and FSP Property Management LLC (included as Exhibit 10.2 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference)

10.3

Purchase and Sale Agreement by and between FSP Phoenix Tower Limited Partnership and PKY 3200 SW FREEWAY, LLC, dated December 3, 2012 (included as Exhibit 10.3 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference)

31.1*	Certification of Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Trustee pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Filed herewith.

